Form 10-Q
period 1998-03-31
PBOC HOLDINGS INC
filed 1998-06-22
CIK 1057672

Draft 4
June 18, 1998
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                        Commission File number: 000-24215

                               PBOC Holdings, Inc.

                Delaware                             33-0220233
      (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

                             5900 Wilshire Boulevard
                          Los Angeles, California 90036
                                 (213) 938-6300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes / /     No  /X/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

               Class                       Shares Outstanding at  June 15, 1998
               -----                       ------------------------------------
   Common Stock, $.01 par value                         21,876,205




================================================================================

                               PBOC Holdings, Inc.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION



Item 1.      Financial Statements                                                                                 Page
              -------------------                                                                                 ----
                Consolidated Statements of Financial Condition - March 31, 1998 and December 31, 1997.........       3
                Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997............       4
                Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997............       6
                Notes to Consolidated Financial Statements....................................................       7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............       8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................................      17

                          PART II -- OTHER INFORMATION

Items 1-5    Not Applicable...................................................................................      18

Item 6.      Exhibits and Reports on Form 8-K
             Signatures.......................................................................................      19



                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                    (Dollars in thousands, except share data)


                                                                           (Unaudited)       (Unaudited)
                                                                            Proforma          March 31,        December 31,
                                                                         March 31, 1998         1998               1997
                                                                         --------------    ------------------ -----------------
                                 ASSETS
Cash and cash equivalents...............................................$       14,717   $        14,717    $        14,113
Federal funds sold......................................................         3,000             3,000              7,004
Securities available-for-sale, at estimated market values...............       525,926           525,926            571,160
Mortgage-backed securities held-to-maturity, estimated market values
  $8,691 and $9,743 at March 31, 1998 and December 31, 1997.............         8,628             8,628              9,671
Loans receivable, net...................................................     1,618,290         1,618,290          1,533,212
Real estate held for investment and sale, net...........................        17,436            17,436             15,191
Premises and equipment, net.............................................         7,850             7,850              6,676
Federal Home Loan Bank stock, at cost...................................        29,600            29,600             23,634
Accrued interest receivable.............................................        13,080            13,080             13,216
Other assets............................................................        31,426            31,426             19,177
                                                                         --------------    ------------------ -----------------
   Total assets......................................................... $   2,269,953     $   2,269,953     $    2,213,054
                                                                         --------------    ------------------ -----------------
                                                                         --------------    ------------------ -----------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits................................................................ $   1,284,386     $   1,284,386      $   1,266,615
Securities sold under agreements to repurchase..........................       273,156           273,156            340,788
Advances from Federal Home Loan Bank....................................       577,000           577,000            472,000
Senior debt.............................................................        11,224            11,224             11,113
Accrued expenses and other liabilities..................................        10,418            10,418              9,686
                                                                         --------------    ------------------ -----------------
   Total liabilities                                                         2,156,184         2,156,184          2,100,202
                                                                         --------------    ------------------ -----------------

Minority interest.......................................................        33,250            33,250             33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares;.......             --               --                 --
       Preferred stock Series C, voting issued and outstanding
       85,000 shares; liquidation value $8,500..........................             --                1                  1
       Preferred stock Series D, voting issued and outstanding
       68,000 shares; liquidation value $6,800..........................             --                1                  1
       Preferred stock Series E, nonvoting issued and outstanding
       332,000 shares; liquidation value $33,200........................             --                3                  3
    Common stock, par value $.01 per share. Authorized
       75,000,000 and 500,000 shares; issued and outstanding
       11,679,537 and 98,502 shares; ...................................            12                 1                  1
Additional paid-in capital..............................................       129,816           129,814            129,814
Unrealized losses on securities available-for-sale......................        (3,091)           (3,091)            (1,974)
Minimum pension liability, net of tax ..................................          (293)             (293)              (293)
Accumulated deficit.....................................................       (45,925)          (45,917)           (47,951)
                                                                         --------------    ------------------ -----------------
   Total stockholders' equity...........................................        80,519            80,519             79,602
                                                                         --------------    ------------------ -----------------
   Total liabilities and stockholders' equity........................... $   2,269,953     $   2,269,953      $   2,213,054
                                                                         --------------    ------------------ -----------------
                                                                         --------------    ------------------ -----------------



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                        -----------------------------------------
                                                                                               1998                  1997
                                                                                        -------------------   -------------------
Interest, fees and dividend income:
   Short term investments.......................................................        $           355       $           267
   Securities purchased under agreements to resell..............................                     --                   748
   Investment securities........................................................                  2,148                   633
   Mortgage-backed securities...................................................                  7,789                 7,845
   Loans receivable.............................................................                 28,278                20,968
   Federal Home Loan Bank stock.................................................                    374                   240

                                                                                        -------------------   -------------------
          Total interest, fees and dividend income                                               38,944                30,701
                                                                                        -------------------   -------------------
Interest expense:
   Deposits.......................................................................               16,128                17,037
   Advances from the Federal Home Loan Bank.....................................                  7,631                     -
   Securities sold under agreements to repurchase...............................                  4,658                 4,948
   Senior debt .................................................................                    299                   307
   Hedging costs, net...........................................................                     55                    80
                                                                                        -------------------   -------------------
          Total interest expense................................................                 28,771                22,372
                                                                                        -------------------   -------------------
Net interest income.............................................................                 10,173                 8,329
   Provision for loan losses....................................................                    450                   422
                                                                                        -------------------   -------------------
          Net interest income after provision for loan losses...................                  9,723                 7,907
                                                                                        -------------------   -------------------
Other income:
   Loan service and loan related fees...........................................                      5                   313
   Gain on mortgage-backed securities sales, net................................                    323                    40
   Gain on loan and loan servicing sales, net.................................                       --                 3,391
   (Loss) income from real estate operations, net ..............................                   (148)                  221
   Other income.................................................................                    678                   372
                                                                                        -------------------   -------------------
          Total other income                                                                        858                 4,337
Operating expenses
   Personnel and benefits.......................................................                  2,907                 2,806
   Occupancy....................................................................                  2,030                 1,740
   FDIC insurance...............................................................                  1,116                 1,256
   Professional services........................................................                    340                   191
   Office related expenses......................................................                  1,013                   862
     Other......................................................................                    274                   301
                                                                                        -------------------   -------------------
          Total operating expenses..............................................                  7,680                 7,156
                                                                                        -------------------   -------------------
Earnings before income taxes and minority interest..............................                  2,901                 5,088
Income taxes ...................................................................                     --                    --
                                                                                        -------------------   -------------------
Earnings  before minority interest..............................................                  2,901                 5,088
Minority interest...............................................................                    869                    --
                                                                                        -------------------   -------------------
          Net earnings .........................................................                  2,032                 5,088
Preferred dividends undeclared, but accumulated.................................                  1,451                 1,451
                                                                                        -------------------   -------------------
          Net earnings available to common stockholders                                 $           581       $         3,637
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------
Earnings per share basic and diluted ...........................................        $          0.18       $          1.15
Weighted averages shares outstanding............................................              3,152,054             3,152,064
Proforma earnings per share ....................................................        $          0.17
Proforma weighted average shares outstanding....................................             11,679,537



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                         -----------------     ----------------
                                                               1998                 1997
                                                         -----------------     ----------------

NET EARNINGS                                              $       2,032          $      5,088
OTHER COMPREHENSIVE LOSS:
   UNREALIZED LOSS ON SECURITIES HELD-FOR-SALE                   (1,117)               (5,926)

   MINIMUM PENSION LIABILITY, NET OF TAX                              -                  (293)
                                                         -----------------     ----------------
   OTHER COMPREHENSIVE LOSS                                      (1,117)               (6,219)
                                                         -----------------     ----------------
COMPREHENSIVE EARNINGS (LOSS)                             $         915          $     (1,131)
                                                         -----------------     ----------------
                                                         -----------------     ----------------






























          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                          Three Months Ended March 31,

                                                                                             Three Months Ended March 31,
                                                                                        -----------------------------------------
                                                                                               1998                  1997
                                                                                        -------------------   -------------------
                                                                                                (Dollars in thousands)
Cash flows from operating activities:
    Net earnings ...............................................................        $        2,032        $        5,088
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Provision for loan and real estate losses...............................                   450                   667
        Depreciation............................................................                   332                   309
        Decrease in valuation in net deferred tax assets........................                    --                  (521)
        Amortization/accretion of premiums discounts, and deferred fees ........                 1,681                  (224)
        Amortization of purchase accounting intangibles.........................                    45                    45
        Gain on sale of mortgage-backed securities available-for-sale...........                  (323)                   --
        Gains on sale of real estate owned......................................                  (124)                 (487)
        FHLB stock dividend.....................................................                    --                  (249)
        Decrease in accrued interest receivable.................................                   136                   394
        Increase (decrease)  in accrued interest payable........................                   785                (2,676)
        Increase in other assets................................................               (12,544)               (2,213)
        Amortization for discontinued lease operations..........................                    17                   (28)
        Decrease in accrued expenses............................................                   (68)              (15,378)
        Decrease in pension liability...........................................                    --                  (293)
        Amortization of goodwill................................................                    14                    --
                                                                                        -------------------   -------------------
        Net cash used in by operating activities................................                (7,567)              (15,566)
                                                                                        -------------------   -------------------
Cash flows from investing activities:
    Proceeds from sales of  mortgage-backed securities available-for-sale.......               156,569                    --
    Proceeds from sale of loans and hedging ....................................                   357                 8,594
    Investment and mortgage-backed securities principal repayments and
       maturities...............................................................                32,557                 5,112
    Loan originations, net of repayments........................................                27,396                 1,565
    Purchases of investments and mortgage-backed securities available-for-sale..              (144,402)               (4,221)
    Purchases of loans..........................................................              (117,215)               (6,859)
    Cost capitalized on real estate.............................................                   (68)                 (778)
    Proceeds from the sale of real estate.......................................                   959                12,262
    Purchases of premises and equipment.........................................                  (831)                  (80)
    Purchase of FHLB stock......................................................                (5,966)                   --
                                                                                        -------------------   -------------------
    Net cash (used in) provided by investing activities.........................               (50,644)               15,595
                                                                                        -------------------   -------------------
Cash flows from financing activities:
    Proceeds from capital infusion..............................................                    --                     4
    Increase (decrease) in deposits.............................................                17,771               (18,562)
    (Decrease) increase in securities sold under repo...........................               (67,632)               18,217
    Issuance of FHLB advances...................................................               392,000                    --
    Repayments of FHLB advances.................................................              (287,000)                   --
    Increase in other borrowings................................................                   111                   114
    Decrease in minority interest...............................................                  (439)                   --
                                                                                        -------------------   -------------------
    Net cash provided by (used in) financing activities.........................                54,811                  (227)
                                                                                        -------------------   -------------------
Net decrease in cash............................................................                (3,400)                 (198)
Cash and cash equivalents at beginning of period................................                21,117                21,920
                                                                                        -------------------   -------------------
Cash and cash equivalents at end of period......................................        $       17,717        $       21,722
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

Interest........................................................................        $       27,745        $       24,953
      Income taxes..............................................................                     1                     0
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate......................................................        $        3,246        $       17,545
    Loans originated in connection with sale of foreclosed real estate..........                   257                 3,176
    Contribution of debt to equity
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Consolidation

     The consolidated financial statements include all the accounts of PBOC Holdings, Inc. (the "Company") and its subsidiaries, all of which are wholly owned, except for People's Preferred Capital Corporation ("PPCC") in which People's Bank of California (the "Bank") owns all of the common stock. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.    Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1998 presentation.

3.    Earnings per share

     At December 31, 1997, the Company adopted SFAS No.128, "Earnings Per Share" (SFAS 128). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

     On March 20, 1998 and April 20, 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation to (i) increase the number of authorized shares of common stock from 500,000 to 75,000,000 and (ii) effect a 32 for 1 stock split of the issued common stock of the Company prior to the commencement of the initial public offering referenced in Note 5, respectively. The accompanying consolidated financial statements have been restated for all periods presented to reflect the impact of the change in the authorized number of shares of common stock and the stock split.

     The proforma earnings per share data is calculated by taking the net earnings available to the common stockholders and dividing by the weighted average number of common stock outstanding of 11,679,537. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above on all then outstanding shares of common stock, both of which actions took place immediately prior to the public offering referenced in Note 5 hereto.

4.    Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The statements required by SFAS No. 130 are included herein.

     In June 1997, the FASB issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segment of a Business Enterprise." SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of the application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management believes that the adoption of SFAS 131 will not have a material impact on the company's operation.

     In February 1998, the FASB issued Statement of the Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS 132 amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions, SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS 132 will result in disclosure changes only.

5.    Subsequent Event

     On May 15, 1998, the Company completed its initial publicly underwritten offering of its Common Stock. An aggregate of 12,666,667 shares of Common Stock were sold to the public at an initial public offering price of $13.75 per share, of which 8,866,667 shares were issued and sold by the Company and 3,800,000 shares were sold by the existing stockholders of the Company. In connection with the underwriting agreement executed by the Company with the underwriters of the public offering, the Company granted the underwriters an option to purchase up to an additional 1,900,000 shares of Common Stock, on the same terms and conditions as in the public offering, solely to cover over-allotments, if any. Such over-allotment option was exercised in full, and on May 21, 1998, the Company and the original stockholders sold an additional 1,330,000 shares and 570,000 shares, respectively. The Company did not receive any proceeds from the sale of shares by the existing stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company had consolidated total assets of $2.27 billion at March 31, 1998, an increase of $56.9 million or 2.6% from December 31, 1997. The increase is primarily attributable to an $85.1 million increase in loan receivable, net, due to loan originations of $85.8 million and a purchase of $117.2 million of one-year adjustable-rate single-family residential mortgage loans, which were partially offset by principal repayments of $113.4 million. The increase in loans receivable, net was partially offset by a $ 45.2 million or 7.9% decrease in securities available for sale. Increases in the Company's loan portfolio were primarily funded by FHLB advances and, to a lesser extent, deposits, which increased by $105.0 million or 22.3% and $17.8 million or 1.4%, respectively. Securities sold under agreements to repurchase decreased by $67.6 million or 19.8%. The Company's stockholders' equity increased by $917,000 to $80.5 million at March 31, 1998.

Results of Operations

     The Company earned $2.0 million during the three months ended March 31, 1998, compared to $5.1 million during the comparable quarter in 1997. The Company's return on assets amounted to 0.36% for the three months ended March 31, 1998, as compared to 1.13% for the three months ended March 31, 1997.

     During the first quarter of 1997, the Company sold the servicing rights with respect to substantially all of its residential mortgage loans and recognized a gain of $3.4 million on that portion of the servicing of loans held for other parties. Without giving effect to such one-time sale, the Company would have earned $1.7 million for the comparable quarter in 1997. The sale of servicing rights associated with residential mortgage loans held in the Company's loan portfolio contributed to a reduction in the Company's interest rate spread, which resulted in the decline in the Company's earnings during the three months ended March 31, 1998 as compared to the same period in the prior year.

Net Interest Income

     The Company's net interest income increased by $1.8 million or 22.1% during the three months ended March 31, 1998 over the comparable quarter, which is attributable to an $8.2 million or 26.9% increase in total interest, fee and dividend income, which more than offset a $6.4 million or 28.6% increase in total interest expense from funding sources.

     The following table sets forth, for the periods indicated, information regarding (a) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (b) the total dollar amount of interest expense on interest-bearing liabilities and resultant average rate; (c) net interest income; (d) interest rate spread; and (e) net interest margin. Information is based on average daily balances during the indicated periods:


                                                               Three months ended March 31,
                          -------------------------------------------------------------------------------------------------------
                                                 1998                                                 1997
                          ---------------------------------------------------    ------------------------------------------------

                                                                Average                                             Average
                                Average                         Yield/              Average                          Yield/
                                Balance       Interest           Cost               Balance         Interest          Cost
                                -------       --------          ------              -------         --------        -------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1).....   $  1,520,672  $       28,278         7.44%          $   1,132,478    $      20,968       7.41%
  Mortgage-backed
    securities(2).........        507,773           7,789         6.14                 473,788            7,845       6.62
  Other interest-earning          176,634           2,877         6.53                 126,206            1,888       5.99
    assets(3) ............   -------------- -----------------                     --------------   --------------
  Total interest-earning
      assets..............      2,205,079           38,944        7.07               1,732,472           30,701       7.09
                                             ----------------                                      -------------
Noninterest-earning assets         68,930                                               69,122
                           --------------                                       ---------------
      Total assets........   $  2,274,009                                        $   1,801,594
                           --------------                                       ---------------
                           --------------                                       ---------------
Interest-bearing liabilities:
    Deposits:
    Transaction
         accounts(4)......   $    345,620           3,100         3.64%          $     361,960           3,382        3.79%
    Term certificates
       of  deposit........        934,261          13,028         5.66                 991,120          13,655        5.59
                          --------------    ---------------                       ---------------  --------------
    Total deposits........      1,279,881          16,128         5.11               1,353,080           17,037       5.11
    Senior debt...........         11,168             299        10.86                  11,164              307      11.15
    Other borrowings......        865,152          12,289         5.76                 352,362            4,948       5.69
    Hedging costs.........             --              55                                   --               80
                          ---------------    ---------------                       ---------------  --------------
        Total interest-bearing
              liabilities       2,156,201          28,771         5.41%              1,716,606           22,372       5.29%
                                             ---------------                                        ---------------
Noninterest bearing
liabilities...............         38,553                                               20,112
                          ---------------                                       ---------------
      Total liabilities...      2,194,754                                            1,736,718
Stockholders' equity......         79,255                                               64,876
                          ---------------                                       ---------------
      Total liabilities
       and stockholders'
       equity............    $  2,274,009                                        $   1,801,594
                          ---------------                                       ---------------
                          ---------------                                       ---------------
Net interest-earning
assets ...................   $     48,878                                        $      15,866
                          ---------------                                       ---------------
                          ---------------                                       ---------------
Net interest income/interest rate
   spread.................                   $     10,173         1.66%                             $     8,329       1.80%
                                             ---------------      -----                             ---------------   -----
                                             ---------------      -----                             ---------------   -----
Net interest margin.......                                        1.85%                                               1.92%
                                                                  -----                                               -----
                                                                  -----                                               -----
Ratio of average interest-earning
assets to average interest-bearing
   liabilities............                                        1.02%                                               1.01%
                                                                  -----                                               -----
                                                                  -----                                               -----


----------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.

(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.

(3) Includes short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

(4)  Includes passbook, NOW and money market accounts.

     The Company's interest rate spread decreased over the comparable periods to 1.66% from 1.80%, mainly due to an increase in the Bank's cost of funds in the first quarter of 1998 compared to the first quarter of 1997.

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (a) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (b) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (c) changes in rate/volume (change in rate multiplied by change in volume).


                                                                          Three months ended March 31, 1998
                                                                              compared to March 31, 1997
                                                                                     (In thousands)
                                                                    Increase (decrease) due to
                                                       -----------------------------------------------------
                                                                                                                Total Net
                                                              Rate            Volume         Rate/Volume   Increase/(Decrease)
                                                       --------------     ------------     -------------   -------------------
Interest-earning assets:
  Loans receivable.............................        $          91      $      7,188     $         31    $       7,310
  Mortgage-backed securities...................                 (577)              563              (42)             (56)
  Other interest-earning assets ...............                  180               757               52              989
                                                       --------------     ------------     -------------   -------------------
Total net change in income on interest-
    earning assets ...............                              (306)            8,508               41            8,243
                                                       --------------     ------------     -------------   -------------------
Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................        $        (136)     $       (153)    $          7    $        (282)
       Term certificates of  deposit...........                  169              (783)             (13)            (627)
                                                       --------------     ------------     -------------   -------------------
         Total deposits........................                   33              (936)              (6)            (909)
    Senior debt................................                   (8)               --               --               (8)
    Other borrowings...........................                   56             7,202               83            7,341
   Hedging costs...............................                   --                --              (25)             (25)
                                                       --------------     ------------     -------------   -------------------
Total net change in expense on interest-
    bearing liabilities........................                   81             6,266               52            6,399
                                                       --------------     ------------     -------------   -------------------
Change in net interest income..................        $        (387)    $       2,242    $         (11)   $       1,844
                                                       --------------     ------------     -------------   -------------------
                                                       --------------     ------------     -------------   -------------------


Provision for Loan Losses

     The Company's provision for loan losses increased by $28,000 to $450,000 during the quarter ended March 31, 1998, when compared to the prior comparable period. At March 31, 1998, the Company's allowance for loan losses amounted to $18.0 million or 1.10% of total loans and 146.9% of total non-performing loans.

Non Interest Income

     The Company's total non-interest income declined significantly during the three months ended March 31, 1998 over the prior comparable quarter, by $3.5 million or 80.2%, primarily due to the absence of the 1997 gain on sale of servicing. Total non-interest income also decreased due to a loss of $148,000 during the March 1998 quarter from real estate operations, net, compared to income of $221,000 during the 1997 quarter. The decrease in total non-interest income was partially offset by $283,000 increase in gain on mortgage-backed securities sales, net. During the quarter ended March 31, 1998, the Company sold $66.7 million of fixed-rate mortgage-backed securities, the proceeds of which were utilized to fund the purchase of adjustable-rate single-family residential loans during the quarter.

Operating Expenses

     The Company's total operating expenses increased by $524,000 or 7.3% during the March 31, 1998 quarter over the comparable quarter in 1997. Total operating expenses increased as a result of a $290,000 increase in occupancy expense (due to installation and operation of new automated teller machines and automated loan machines and increased security measures in the Bank's branch offices), a $149,000 increase in professional services (resulting primarily from consulting services provided to the Bank with respect to its benefit plans and an increase in audit costs) and a $101,000 increase in personnel and benefit expense (due to hiring and training of new commercial and consumer lending personnel).

Asset and Liability Management

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risk associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Bank's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Bank's Asset/Liability Management Committee, which is comprised of senior officers of the Bank, in accordance with policies approved by the Board of Directors of the Bank.

     The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Bank's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect interest income adversely.

     The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1998, based on the information and assumptions set forth in notes below.


                                                                             More Than      More Than
                                                              Three to       One Year      Three Years
                                            Within Three       Twelve           To           To Five      Over Five
                                               Months          Months       Three Years       Years         Years        Total
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
                                                                         (Dollars in thousands)
Interest-earning assets: (1)
  Loans receivable(2)......................
     Single-family residential loans:
        Fixed..............................$        23,006  $      52,495  $       82,292   $     46,471   $  66,286   $   270,550
        Adjustable ........................        551,580        221,457              --             --          --       773,037
     Multi-family residential:
        Fixed..............................          2,685          5,387          10,188          7,099       7,676        33,035
        Adjustable ........................        385,233            164              --             --          --       385,397
     Commercial, industrial and land:
        Fixed..............................          2,271          8,064           9,489          5,961       5,869        31,654
        Adjustable ........................         99,678            989              --             --          --       100,667
     Other loans (3): .....................          7,981          5,563           5,079          1,751       4,534        24,908
  Mortgage-backed and other securities (4).        163,672         55,718          27,625             --     290,631       537,646
  Other interest-earning assets (5)........          3,000             --              --             --      29,600        32,600
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
             Total.........................$     1,239,106  $     349,837 $       134,673  $      61,282  $  404,596  $  2,189,494
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
Interest-bearing liabilities:
   Deposits:
      NOW accounts.........................$       113,578             --              --             --          --  $    113,578
      Passbook accounts....................        163,283             --              --             --          --       163,283
      Money market accounts................         76,973             --              --             --          --        76,973
      Term certificates of deposit.........        265,627        597,190          58,200          9,480          55       930,552
  Senior debt..............................             --             --              --          4,379       6,845        11,224
  Other borrowings.........................         13,156        253,000         129,000        455,000          --       850,156
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
             Total.........................$       632,617  $     850,190 $       187,200 $      468,859 $     6,900  $  2,145,766
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
  Excess (deficiency) of interest-earning
   assets over interest-bearing
   liabilities.............................$       606,489  $    (500,353)$       (52,527)$     (407,577)$   397,696  $     43,728
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
  Excess (deficiency) of interest-earning
   assets over interest-bearing
   liabilities as a percent of total
   assets..................................          26.72%       (22.04)%          (2.31)%       (17.95)%     17.52%         1.93%
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
                                           ---------------  ------------- ---------------  -------------  ----------  ------------
  Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities............$       606,489  $     106,136 $        53,609   $   (353,968)$    43,728
                                           ---------------  ------------- ---------------  -------------  ----------
                                           ---------------  ------------- ---------------  -------------  ----------
  Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities as a
   percentage of total assets..............          26.72%         4.68%           2.36%         (15.59)%      1.93%
                                           ---------------  ------------- ---------------  -------------  ----------
                                           ---------------  ------------- ---------------  -------------  ----------


----------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.

(2) Balances have been reduced for non-performing loans, which amounted to $12.2 million at March 31, 1998.

(3)  Comprised of commercial and consumer loans and loans secured by deposits.

(4) Does not include an unrealized loss on securities available for sale of $3.1 million.

(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock

Liquidity and Capital Resources

Liquidity

     As the Bank is the primary operating vehicle for the Company, liquidity management is generally handled by the Bank's management. Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Bank's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Bank can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from FHLB of San Francisco and other short and long-term borrowings.

     At March 31, 1998, the Bank had $833 million in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At March 31, 1998, the Bank had total FHLB advances of $577 million at a weighted average interest rate of 5.66%, $257 million of which matures in 1998 and the remaining $320 million of which matures in 2002 and 2003. Additionally, at March 31, 1998 the Bank had securities sold under agreements to repurchase totaling $273 million at a weighted average interest rate of 5.75%, $9 million of which matures in 1998 and the remaining $264 million matures in 2000 and 2002.

     At March 31, 1998, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $72 million. Certificates of deposit which are scheduled to mature within one year totaled $863 million at March 31, 1998, and borrowings that are scheduled to mature within the same period amounted to $266 million. The Management anticipates that it will have sufficient funds available to meet its current loan commitments.

Capital Resources

     The OTS capital regulations include three separate minimum capital requirements for the savings institution industry - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

     As of March 31, 1998 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized, the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in table below.

     The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1998:


                                                Required                   Actual                   Excess
                                          ---------------------    ----------------------      ------------------
                                          Amount       Percent      Amount        Percent      Amount     Percent
                                          --------     --------    ---------      -------      -------    -------
                                                                  (Dollars in thousands)
Tangible capital......................     $34,030        1.50%     $122,518         5.40%     $88,488     3.90%
Tier 1 leverage capital ..............      90,746        4.00       122,518         5.40       31,772     1.40
Tier 1 risk-based capital ............      47,673        4.00       122,518        10.28       74,845     6.28
Risk-based capital ...................      95,346        8.00       136,583        11.46       41,237     3.46


Use of Proceeds from Public Offering

     Reference is made to Note 5 to the Notes to Consolidated Financial Statements (Unaudited) for information on the Company's initial public offering. The net proceeds to the Company from the sale of the shares of Common Stock offered by the Company was $129.6 million after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

     Of the $129.6 million of net proceeds received by the Company, an aggregate of $41.9 million was used to pay accumulated and unpaid dividends payable to the Company's existing stockholders the Selling Stockholders, repurchase senior notes held by a Selling Stockholder and to make other payments to insiders of the Company. Specifically, the Company used $19.4 million of net proceeds from the sale of the Common Stock offered by the Company to pay accumulated and unpaid dividends through May 15, 1998 to the Selling Stockholders on the shares of the Company's outstanding Preferred Stock, which was exchanged for Common Stock of the Company in connection with the public offering. In addition, the Company utilized $11.1 million of such net proceeds to make a one-time payment in satisfaction of benefits due to certain senior executive officers of the Company and the Bank under their original employment agreements, which benefits were agreed to subject to consummation of the public offering. A portion of such funds was contributed to a trust the Company established in connection with the offering and was used to purchase Common Stock of the Company in the offering on behalf of such executive officers. Furthermore, the Company used $11.4 million of such net proceeds to prepay $10.0 million of senior notes (plus accrued interest through May 15, 1998) which were previously issued to one of the selling stockholders. The Company also used $4.5 million of such net proceeds to pay the FDIC special assessment which the Bank had previously received permission from the FDIC to defer. A substantial portion of the balance of the net proceeds, $83 million, was contributed to the Bank and initially invested in U.S. Government agency obligations and U.S. Government agency mortgage-backed securities.

     The following table sets forth the use of proceeds from the Company's initial public offering:


                                                                                              (Dollars in
                                                                                               thousands)
                                                                                            ----------------
Gross proceeds from the public offering..................................................   $        140,205
Offering expenses and discounts..........................................................             10,614
                                                                                            ----------------
  Net proceeds from the public offering..................................................            129,591
Payment of accumulated and unpaid dividends on the outstanding Preferred Stock...........             19,440
Funding of certain employment agreement benefits ........................................             11,090
Prepayment of outstanding senior notes...................................................             11,370
Payment of FDIC special assessment.......................................................              4,495
                                                                                            ----------------
Remaining cash proceeds available for general corporate purposes.........................   $         83,196
                                                                                            ----------------
                                                                                            ----------------



Asset Quality

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                                   March 31, 1998                 December 31, 1997
                                                                   --------------                 -----------------
                                                                                (Dollars in thousands)
        Non-performing loans, net:
        Mortgage loans:
            Single-family residential.........................  $          8,001             $             8,435
            Multi-family residential..........................             3,015                             405
            Commercial........................................             1,047                           1,064
            Land..............................................                --                              --
            Non-Mortgage Loans:  Commercial...................               169                              --
                                                                ----------------------          -----------------------
        Total non-performing loans, net.......................            12,232                           9,904
                                                                ----------------------          -----------------------
        Real estate owned, net:
            Single-family residential.........................             2,788                             678
            Multi-family residential..........................             6,585                           6,482
            Commercial........................................             5,929                           5,921
            Land..............................................               202                             202
                                                                ----------------------          -----------------------
        Total real estate owned, net..........................            15,504                          13,283
                                                                ----------------------          -----------------------
        Total non-performing assets...........................  $         27,736              $           23,187
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------
        Troubled debt restructurings..........................  $          9,896              $            9,936
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------
        Total non-performing assets and troubled debt
            restructurings....................................  $         37,632              $           33,123
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------
        Non-performing loans to total loans, net..............             0.76%                           0.65%
        Non-performing loans to total assets..................             0.54                            0.45
        Non-performing assets to total assets.................             1.22                            1.05
        Total non-performing assets and troubled debt
            restructurings to total assets....................             1.66                            1.50



     Non-performing assets increased by $4.5 million during the quarter due primarily to increases of $2.1 million in single-family residential real estate owned and $2.6 million in multi-family residential loans, the latter of which is related to four properties. The Bank, which has initiated foreclosure action against the borrowers on its multifamily residential properties, does not anticipate taking any writedowns on such properties.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:


                                                                                   1998                  1997
                                                                            -------------------   -------------------
                                                                                    (Dollars in thousands)
    Beginning balance as of December 31, 1997 and 1996......................$         17,824            $  23,280
                                                                            -------------------   -------------------
    Provision for loan losses...............................................             450                  422
                                                                            -------------------   -------------------
    Charge offs:
    Mortgage loans:
    Single-family residential...............................................            (244)                (712)
    Multi-family residential................................................             (43)              (4,125)
    Commercial..............................................................              --                 (216)
    Non Mortgage Loans:  Commercial.........................................              16                   --
                                                                            -------------------   -------------------
       Total charge-offs....................................................            (303)              (5,053)
                                                                            -------------------   -------------------
    Recoveries:
    Mortgage loans:
    Single-family residential...............................................               1                  123
                                                                            -------------------   -------------------
       Total recoveries.....................................................               1                  123
                                                                            -------------------   -------------------
    Net charge-offs                                                                     (302)              (4,930)
                                                                            -------------------   -------------------
    Ending balance as of March 31, 1998 and 1997............................$         17,972            $  18,772
                                                                            -------------------   -------------------
                                                                            -------------------   -------------------

     Allowance for loan losses to total non performing loans at end of period         146.93%              127.62%
     Allowance for loan losses to total non performing loans and troubled
       debt  restructurings at the end of period............................           81.22                84.27
     Allowance for loan losses to total  loans, net at the end of period..              1.11                 1.67



     On an ongoing basis, Management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance for loan and lease losses, Management considers such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

     Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. Future additions to the allowance for loan and lease losses may be necessary.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     See "Management's' Discussion and Analysis of Financial Condition and Results of Operations." Reference is also made to the qualitative and quantitative disclosures (consisting primarily of interest rate risk) in the Company's prospectus dated May 12, 1998, as there has been no significant change in these disclosures during the quarter ended March 31, 1998.

PART II           OTHER INFORMATION



Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       The following exhibit is included herein:

                  (27) Financial Data Schedule

         (b)       Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PBOC Holdings, Inc.




Date:  June 19, 1998           By:   /s/ Rudolf P. Guenzel
                                  ------------------------------------------
                                     Rudolf P. Guenzel
                                     President and Chief Executive Officer



                               By:    /s/ J. Michael Holmes
                                  ------------------------------------------
                                      J. Michael Holmes
                                      Executive Vice President and
                                      Chief Financial Officer