Form 10-Q
period 1998-06-30
PBOC HOLDINGS INC
filed 1998-08-12
CIK 1057672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  Yes /X/    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

      Class                       Shares Outstanding at  July 31, 1998
      -----                       ------------------------------------
Common Stock, $.01 par value                         21,876,205



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PBOC Holdings, Inc.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----
Item 1.   Financial Statements
           -------------------
             Consolidated Statements of Financial Condition - June 30, 1998
             and December 31, 1997.................................................................      3

             Consolidated Statements of Operations - Three and Six months ended
             June 30, 1998 and 1997................................................................      4

             Consolidated Statements of Comprehensive (Loss) Earnings - Three and Six months ended
             June 30, 1998 and 1997................................................................      5

             Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997.......      6

             Notes to Consolidated Financial Statements............................................      7


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     19

                                             PART II -- OTHER INFORMATION

Items 1-5 Not Applicable...........................................................................     20

Item 6.   Exhibits and Reports on Form 8-K
          Signatures...............................................................................     21


                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                    (Dollars in thousands, except share data)



                                                                       June 30,      December 31,
                                                                         1998           1997
                                                                     -----------     -----------
                                 ASSETS
Cash and cash equivalents ........................................   $    15,712     $    14,113
Federal funds sold ...............................................         2,200           7,004
Securities available-for-sale, at estimated market values ........       964,001         571,160
Mortgage-backed securities held-to-maturity, market
   values $7,833 and $9,743 at, June 30, 1998 and
   December 31, 1997 .............................................         7,761           9,671
Loans receivable, net ............................................     2,096,693       1,533,212
Real estate held for investment and sale, net ....................         8,898          15,191
Premises and equipment, net ......................................         7,198           6,676
Federal Home Loan Bank stock, at cost ............................        46,000          23,634
Accrued interest receivable ......................................        17,998          13,216
Other assets .....................................................        35,052          19,177
                                                                     -----------     -----------
     Total assets ................................................   $ 3,201,513     $ 2,213,054
                                                                     -----------     -----------
                                                                     -----------     -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .........................................................   $ 1,391,704     $ 1,266,615
Securities sold under agreements to repurchase ...................       658,409         340,788
Advances from Federal Home Loan Bank .............................       920,000         472,000
Senior debt ......................................................          --            11,113
Accrued expenses and other liabilities ...........................        13,841           9,686
                                                                     -----------     -----------
   Total liabilities .............................................     2,983,954       2,100,202
                                                                     -----------     -----------
Minority interest ................................................        33,250          33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares:
       Preferred stock Series C, voting issued and outstanding
       85,000 shares; liquidation value $8,500 ...................          --                 1
       Preferred stock Series D, voting issued and outstanding
       68,000 shares; liquidation value $6,800 ...................          --                 1
       Preferred stock Series E, nonvoting issued and outstanding
       332,000 shares; liquidation value $33,200 .................          --                 3
    Common stock, par value $.01 per share. Authorized
       75,000,000 and 500,000 shares; issued and outstanding
       21,876,205 and 98,502 shares; .............................           219               1
   Additional paid-in capital ....................................       259,207         129,814
   Unrealized losses on securities available-for-sale ............        (3,019)         (1,974)
   Minimum pension liability, net of tax .........................          (293)           (293)
   Accumulated deficit ...........................................       (71,805)        (47,951)
                                                                     -----------     -----------
         Total stockholders' equity ..............................       184,309          79,602
                                                                     -----------     -----------
         Total liabilities and stockholders' equity ..............   $ 3,201,513     $ 2,213,054
                                                                     -----------     -----------
                                                                     -----------     -----------

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (Dollars in thousands, except per share data)


                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                      ------------------------------     -----------------------------
                                                          1998             1997             1998            1997
                                                       ------------     ------------     ------------     ------------
Interest, fees and dividend income:
   Short term investments .........................   $        721     $         257    $       1,076     $        524
   Securities purchased under agreements to
    resell ........................................             519              803              519            1,551
   Investment securities ..........................           3,077              702            5,225            1,335
   Mortgage-backed securities .....................           6,745            8,352           14,534           16,197
   Loans receivable ...............................          25,637           20,385           53,915           41,353
   Federal Home Loan Bank stock ...................             450              218              824              458
                                                       ------------     ------------     ------------     ------------
        Total interest, fees and dividend income ..          37,149           30,717           76,093           61,418
                                                       ------------     ------------     ------------     ------------
Interest expense:
   Deposits .......................................          17,508           16,920           33,636           33,957
   Advances from the Federal Home Loan Bank .......           8,756            2,378           16,387            2,378
   Securities sold under agreements to repurchase .           4,322            3,145            8,980            8,093
   Senior debt ....................................             146              310              445              617
   Hedging costs, net .............................              55               70              110              150
                                                       ------------     ------------     ------------     ------------
        Total interest expense ....................          30,787           22,823           59,558           45,195
                                                       ------------     ------------     ------------     ------------
Net interest income ...............................           6,362            7,894           16,535           16,223
   Provision for loan losses ......................             450              233              900              655
                                                       ------------     ------------     ------------     ------------
        Net interest income after provision for
         loan losses ..............................           5,912            7,661           15,635           15,568
                                                       ------------     ------------     ------------     ------------
Other income:
   Loan service and loan related fees .............              20               89               25              402
   Gain on mortgage-backed securities sales, net .             --                 82              323              122
   Gain on loan and loan servicing sales, net .....            --                 22             --              3,413
   (Loss) income from real estate operations, net             1,933             (109)           1,785              112
   Other income ...................................             458              423            1,136              795
                                                       ------------     ------------     ------------     ------------
        Total other income ........................           2,411              507            3,269            4,844
Operating expenses
   Personnel and benefits .........................          13,994            2,740           16,901            5,546
   Occupancy ......................................           2,001            1,647            4,031            3,387
   FDIC insurance .................................           5,599            1,243            6,715            2,499
   Professional services ..........................             153              109              493              300
   Office related expenses ........................           1,025            1,050            2,038            1,912
      Other .......................................             519              181              793              482
                                                       ------------     ------------     ------------     ------------
        Total operating expenses ..................          23,291            6,970           30,971           14,126
                                                       ------------     ------------     ------------     ------------
(Loss) earnings before income taxes and minority
 interest..........................................         (14,968)           1,198          (12,067)           6,286
Income taxes (Benefit) ............................          (9,391)            --             (9,391)            --
                                                       ------------     ------------     ------------     ------------
(Loss) earnings before minority interest ..........          (5,577)           1,198           (2,676)           6,286
Minority interest .................................             869             --              1,738             --
                                                       ------------     ------------     ------------     ------------
        Net (Loss) earnings .......................          (6,446)           1,198           (4,414)           6,286
Dividends on preferred stock ......................             709            2,987            2,160            4,438
                                                       ------------       ----------       ----------     ------------
        Net (Loss) earnings available to common ...    $     (7,155)      $   (1,789)   $      (6,574)    $      1,848
                                                       ------------       ----------       ----------     ------------
                                                       ------------       ----------       ----------     ------------
(Loss) Earnings per share basic and diluted .......    $      (0.57)      $    (0.57)   $        0.84     $      (0.59)
Weighted averages shares outstanding ..............      12,529,322        3,152,064        7,849,182        3,152,064



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)



                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                 -------------------     -------------------
                                                  1998        1997        1998        1997
                                                 -------     -------     -------     -------
Net (loss) earnings                              $(6,446)    $ 1,198     $(4,414)    $ 6,286
Other comprehensive earnings (loss):
   Unrealized (loss) gain on securities held-
       for-sale                                       72       7,526      (1,368)      1,560

   Reclassification of realized gains
      included in earnings                          --            82         323         122

   Minimum pension liability, net of  tax           --          (293)       --          (293)

                                                 -------     -------     -------     -------
   Other comprehensive earnings (loss)                72       7,315      (1,045)      1,389
                                                 -------     -------     -------     -------

Comprehensive (loss) earnings                    $(6,374)    $ 8,513     $(5,459)    $ 7,675
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      1998           1997
                                                                                    ---------     ---------
                                                                                      (Dollars in thousands)
Cash flows from operating activities:
    Net (loss) earnings                                                              $  (4,414)    $   6,286
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Provision for loan and real estate losses                                          900           900
        Depreciation                                                                       455           617
        Decrease in valuation in net deferred tax assets                                 9,512           280
        Amortization/accretion of premiums discounts, and deferred fees                 (9,856)          655
        Amortization of purchase accounting intangibles                                     90           110
        Gain on sale of mortgage-backed securities available-for-sale                     --            (122)
        Gain on sale of real estate owned                                               (2,364)       (1,022)
        FHLB stock dividend                                                               (403)         (477)
        Increase in accrued interest receivable                                         (4,782)         (218)
        Increase (decrease) in accrued interest payable                                  1,998        (2,961)
        Increase in other assets                                                       (25,410)       (1,165)
        Amortization for discontinued lease operations                                      30           (57)
        Increase (decrease) in accrued expenses                                          2,127       (15,388)
        Gain on sale of loans and servicing rights                                        --          (3,413)
        Amortization of goodwill                                                            23          --
                                                                                     ---------     ---------
        Net cash used in operating activities                                          (32,094)      (15,975)
                                                                                     ---------     ---------
Cash flows from investing activities:
    Proceeds from sales of  mortgage-backed securities available-for-sale                 --          41,883
    Proceeds from sale of loans and servicing rights                                       357        85,213
    Investment and mortgage-backed securities principal repayments and maturities      244,321        43,968
    Loan originations, net of repayments                                               121,056         5,411
    Purchases of investments and mortgage-backed securities available-for-sale        (622,376)     (199,409)
    Purchases of loans                                                                (690,798)      (68,801)
    Cost capitalized on real estate                                                        (80)         (546)
    Proceeds from the sale of real estate                                                9,676        19,602
    Purchases of premises and equipment                                                 (1,067)         (406)
    Purchases of FHLB stock                                                            (21,963)        1,171
                                                                                     ---------     ---------
    Net cash used in investing activities                                             (960,874)      (71,914)
                                                                                     ---------     ---------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                 129,611            11
    Redemption of preferred stock                                                           (5)         --
    Net increase (decrease) in deposits                                                125,089       (57,207)
    Net increase in securities sold under agreements to repurchase                     317,621       138,925
    Issuance of FHLB advances                                                          766,400          --
    Redemption (purchase) of FHLB advances                                            (318,400)         --
    Repayment of senior debt                                                           (11,113)        1,010
    Cash dividend paid on preferred stock                                              (19,440)         --
                                                                                     ---------     ---------
    Net cash provided by financing activities                                          989,763        82,739
                                                                                     ---------     ---------
Net change in cash                                                                      (3,205)       (5,150)
Cash and cash equivalents at beginning of period                                        21,117        21,873
                                                                                     ---------     ---------
                                                                                     ---------     ---------
Cash and cash equivalents at end of period                                           $  17,912     $  16,723
                                                                                     ---------     ---------
                                                                                     ---------     ---------
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                       $  57,282     $  46,995
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate                                                               5,968        20,455
    Loans originated in connection with sale of foreclosed real estate                   5,029         5,078
                                                                                     ---------     ---------
                                                                                     ---------     ---------


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1998 presentation.

3.   Earnings per share

     During the year ended December 31, 1997, the Company adopted SFAS No.128, "Earnings Per Share" (SFAS 128). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

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

     The earnings per share data is calculated by taking the net earnings available to the common stockholders and dividing by the weighted average number of shares of common stock outstanding. The weighted average numbers of shares of common stock for the three months ended June 30, 1998 and 1997 were 12,529,322 and 3,152,064, respectively, for both basic and diluted earnings per share. The weighted average numbers of shares of common stock for the six months ended June 30, 1998 and 1997 were 7,849,182 and 3,152,064, respectively, for both basic and diluted earnings per share. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above on all then outstanding shares of common stock, both of which actions took place immediately prior to the public offering referenced in
Note 5 hereto.

4.   Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial

Accounting Standards No. 14, "Financial Reporting for Segment of a Business Enterprise." SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of the application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's disclosures.

     In February 1998, the FASB issued Statement of the Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Post-retirement Benefits." SFAS 132 amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions, SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS 132 will result in disclosure changes only.

     In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments". It ammends SFAS No.107, "Disclosure about Fair Value of Financial Instruments, to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met , a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years begining after June 15, 1999. Management is in the process of determining the impact of SFAS 133 on the Company's financial position and results of operations.

5.   Initial Public Offering

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company had consolidated total assets of $3.2 billion at June 30, 1998, an increase of $988.5 million or 44.7% from December 31, 1997, reflecting the Company's growth strategy. The increase is primarily attributable to a $563.5 million increase in loans receivable, net, due to loan originations of $241.2 million and a purchase of $691.0 million of one-year adjustable-rate single-family residential mortgage loans, which were partially offset by principal repayments of $360.4 million. Securities-available-for-sale also increased by $392.8 million mainly due to purchases. Increases in the Company's loan and securities portfolios were primarily funded by FHLB advances, securities sold under agreements to repurchase and, to a lesser extent, deposits, which increased by $448.0 million, or 94.9%, $317.6 million, or 93.2%, and $125.1 million, or 9.9%, respectively. The Company's stockholders' equity increased by $104.7 million to $184.3 million at June 30, 1998, as a result of the Company's initial public offering.

Results of Operations

     The Company earned $2.7 million for the second quarter ended June 30, 1998, compared to net earnings of $1.2 million for the second quarter ended June 30, 1997, without giving effect to one-time payments which were incurred in connection with the Company's initial public offering of common stock. After the effect of such one-time payments, which totaled $15.6 million ($9.2 million net of applicable tax benefits), the Company reported a net loss of $6.4 million for the second quarter ended June 30, 1998 compared to net earnings of $1.2 million for the second quarter ended June 30, 1997. Without giving effect to such one-time payments, the Company's basic and diluted earnings per common share amounted to $0.16 and ($0.57) during the quarters ended June 30, 1998 and 1997, respectively, and amounted to ($0.57) per common share during the 1998 quarter after giving effect to such one-time payments.

     For the six months ended June 30, 1998, the Company's reported income was $4.8 million compared to net earnings of $6.3 million for six months ended June 30, 1997 without giving effect to one-time payments which were incurred in connection with the Company's initial public offering of common stock. After the effect of such one-time payments, which totaled $15.6 million ($9.2 million net of applicable tax benefits), the Company reported a net loss of $4.4 million for the second quarter ended June 30, 1998 compared to net earnings of $6.3 million for the six months ended June 30, 1997. Without giving effect to such one-time payments, the Company's basic and diluted earnings per common share amounted to $0.34 and $0.59 during the six months ended June 30, 1998 and 1997, respectively, and amounted to ($0.84) per common share during the 1998 six month period after giving effect to such one-time payments. During the first six months of 1997, the Company sold the servicing rights with respect to substantially all of its residential mortgage loans and recognized a gain of $3.4 million on that portion of the servicing of loans held for other parties. Without giving effect to such one-time sale, the Company would have earned $2.9 million for the six months ended June 30, 1997. The sale of servicing rights associated with residential mortgage loans held in the Company's loan portfolio contributed to a reduction in the Company's interest rate spread, which resulted in the decline in the Company's earnings during the six months ended June 30, 1998 as compared to the same period in the prior year. The Company's return on assets excluding one-time expenses amounted to 0.41% for the six months ended June 30, 1998, as compared to 0.70% for the six months ended June 30, 1997.

Net Interest Income
     Net interest income decreased by $1.5 million or 19.4% during the quarter ended June 30, 1998 over the comparable 1997 quarter. During the third and fourth quarters of 1997, to leverage its balance sheet, the Company purchased $481 million of adjustable rate single family residential loans at premiums totaling $9.4 million. Due to a lower than forecasted interest rate environment and higher than anticipated refinancing activities in these portfolios, the Company accelerated its premium amortization related to these loans in the amount of $3.5 million in the second quarter of 1998, which reduced net interest income. Under the Company's growth strategy in 1998, which increased earning assets by approximately $1 billion, there were no additional purchases of that type of loan nor of any loan product with significant purchase premiums. For the six months ended June 30, 1998 net interest income increased by $312,000 as compared to the six months ended June 30, 1997, which is attributable to a $14.7 million or 23.8% increase in total interest, fee and dividend income, which was offset by a $14.3 million or 32% increase in total interest expense from funding sources and the accelerated premium amortization of $3.5 million.

     The following tables set forth, for the periods indicated, information regarding (a) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (b) the total dollar amount of interest expense on interest-bearing liabilities and resultant average rate; (c) net interest income; (d) interest rate spread; and (e) net interest margin. Information is based on average daily balances during the indicated periods:


                                                                                 Three months ended June 30,
                                                                        1998                                 1997
                                                        -----------------------------------   -----------------------------------
                                                          Average                 Average      Average                  Average
                                                          Balance     Interest   Yield/Cost    Balance      Interest   Yield/Cost
                                                        ----------    ---------  ----------   ----------    --------   ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1) ...............................   $1,550,526    $  25,637     6.61%     $1,119,351     $20,385     7.28%
  Mortgage-backed securities (2) ....................      540,408        6,745      4.99        487,223       8,352      6.86
  Other interest-earning assets (3) .................      178,419        4,767     10.69        126,809       1,980      6.25
                                                        ----------    ---------     ----      ----------     -------     ----
  Total interest-earning assets .....................    2,269,353       37,149     6.55%      1,733,383      30,717     7.09%
                                                                      ---------                              -------
Non-interest-earning assets .........................       70,996                                72,162
                                                        ----------                            ----------
      Total assets ..................................   $2,340,349                            $1,805,545
                                                        ----------                            ----------
                                                        ----------                            ----------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4) .........................   $  348,929        3,066     3.52%     $  363,131       3,221     3.56%
    Term certificates of deposit ....................      957,661       14,442      6.05        985,416      13,699      5.58
                                                        ----------    ---------               ----------     -------
        Total deposits ..............................    1,306,590       17,508      5.37      1,348,547      16,920      5.03
  Senior debt .......................................        8,687          146      6.74         11,570         310     10.75
  Other borrowings ..................................      883,154       13,078      5.94        361,723       5,443      6.04
  Hedging costs .....................................           --           55                       --         150
                                                        ----------    ---------               ----------     -------
       Total interest-bearing liabilities ...........    2,198,431       30,787     5.62%      1,721,840      22,823     5.32%
                                                                      ---------                              -------
Non-interest-bearing liabilities ....................       45,937                                17,425
                                                        ----------                            ----------
       Total liabilities ............................    2,244,368                             1,739,265
Stockholders'equity ................................        95,981                                66,280
                                                        ----------                            ----------
       Total liabilities and stockholders' equity ...   $2,340,349                            $1,805,545
                                                        ----------                            ----------
                                                        ----------                            ----------
Net interest-earning assets .........................   $   70,922                             $  11,543
                                                        ----------                            ----------
                                                        ----------                            ----------
Net interest income/interest rate spread ............                  $  6,362     0.93%                   $  7,894     1.77%
                                                                      ---------     ----                     -------     ----
                                                                      ---------     ----                     -------     ----
Net interest margin .................................                               1.12%                                1.82%
                                                                                    ----                                 ----
                                                                                    ----                                 ----
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities ...............................                             103.23%                              100.67%
                                                                                    ----                                 ----
                                                                                    ----                                 ----

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.

(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.

(3) Includes short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

(4)  Includes passbook, NOW and money market accounts.


                                                              Six months ended June 30,
                                   -------------------------------------------------------------------------------
                                                  1998                                               1997
                                   ----------------------------------------------    -----------------------------
                                    Average                     Average      Average                     Average
                                    Balance       Interest     Yield/Cost    Balance       Interest     Yield/Cost
                                   ----------    ----------    ----------   ----------    ----------    ----------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1) .........    $1,565,453    $   53,915       6.89%     $1,112,787    $   41,353       7.43%
  Mortgage-backed securities(2)       556,725        14,534       5.22         493,941        16,197       6.56
  Other interest-earning
assets (3) ....................       179,311         7,644       8.53         127,111         3,868       6.09
                                   ----------    ----------       ----      ----------    ----------       ----
  Total interest-earning
assets ........................     2,301,489        76,093       6.61%      1,733,839        61,418       7.09%
                                                 ----------                               ----------
Non-interest-earning assets..          72,030                                   73,682
                                   ----------                               ----------
      Total assets...........      $2,373,519                               $1,807,521
                                   ----------                               ----------
                                   ----------                               ----------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4)..     $   350,584         6,166       3.55%     $  363,717         6,603       3.66%
    Term certificates of
deposit......................         969,361        27,470       5.71         982,564        27,354       5.61
                                   ----------    ----------                 ----------    ----------
        Total deposits.......       1,319,945        33,636       5.14       1,346,281        33,957       5.09
  Senior debt................           7,446           445      12.05          11,773           617      10.57
  Other borrowings...........         892,155        25,367       5.73         366,403        10,471       5.76
  Hedging costs..............              --           110                        --           150
                                   ----------    ----------                 ----------    ----------
       Total interest-bearing
         liabilities.........       2,219,546        59,558       5.41%      1,724,457        45,195       5.29%
                                                 ----------                               ----------
Non-interest-bearing
  liabilities................          49,629                                   16,081
                                   ----------                               ----------
       Total liabilities.....       2,269,175                                1,740,538
Stockholders' equity.........         104,344                                   66,983
                                   ----------                               ----------
       Total liabilities and
         stockholders' equity      $2,373,519                               $1,807,521
                                   ----------                               ----------
                                   ----------                               ----------
Net interest-earning assets        $   81,943                               $    9,382
                                   ----------                               ----------
                                   ----------                               ----------
Net interest income/interest
rate spread..................                    $   16,535       1.20%                   $   16,223       1.80%
                                                 ----------    -------                    ----------    -------
                                                 ----------    -------                    ----------    -------
Net interest margin..........                                     1.44%                                    1.87%
                                                               -------                                  -------
                                                               -------                                  -------
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities.....                                   103.69                                   100.54%
                                                               -------                                  -------
                                                               -------                                  -------


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

     The Company's interest rate spread was 0.93% for the second quarter of 1998, a decrease of 84 basis points as compared to 1.77% for the same period in 1997. For the six months ended June 30, 1998, the interest rate spread was 1.20%, a decrease of 60 basis points as compared to 1.80% for the same period in 1997. The decrease in interest rate spread is mainly due to a decrease in the Bank's yield on mortgage-backed securities and loans receivable, which caused by a decline in mortgage rates and an increase in refinancing activities.

     The Company's net interest margin was 1.12% for the second quarter of 1998, a decrease of 60 basis points as compared to 1.82% for the same period in 1997. For the six months ended June 30, 1998 net interest margin was 1.44%, a decrease of 43 basis points as compared to 1.87% for the same period in 1997. This decrease was primarily due to growth of balance sheet during the latter part of 1997 and second quarter of 1998 at a lower marginal spread and the accelerated premium amortization noted previously.

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


                                                      Three months ended June 30, 1998
                                                          compared to June 30, 1997
                                                                (In thousands)
                                            -------------------------------------------------------
                                               Increase (decrease) due to
                                            ----------------------------------
                                                                                    Total Net
                                             Rate       Volume     Rate/Volume  Increase/(Decrease)
                                             ----       ------     -----------  -------------------
Interest-earning assets:
  Loans receivable .....................    (1,898)     7,939          (789)           5,252
  Mortgage-backed securities ...........    (2,296)       922          (233)          (1,607)
  Other interest-earning assets ........     1,424        815           548            2,787
                                             -----      -----           ---            -----
Total net change in income on interest-
    earning assets .....................    (2,770)     9,676          (474)           6,432
                                             -----      -----           ---            -----

Interest-bearing liabilities:
    Deposits:
       Transaction accounts ............       (31)      (126)            1             (156)
       Term certificates of  deposit ...     1,178       (386)          (48)             744
                                             -----      -----           ---            -----
         Total deposits ................     1,147       (512)          (47)             588

    Senior debt ........................      (115)       (77)           28             (164)
    Other borrowings ...................       (87)     7,846          (124)           7,635
    Hedging costs .......................     --         --             (95)             (95)
                                             -----      -----           ---            -----
Total net change in expense on interest-
    bearing liabilities ................       945      7,257          (238)           7,964
                                             -----      -----           ---            -----
Change in net interest income ..........    (3,715)     2,419          (236)          (1,532)
                                             -----      -----           ---            -----
                                             -----      -----           ---            -----



                                                      Six months ended June 30, 1998
                                                          compared to June 30, 1997
                                                                (In thousands)
                                            -------------------------------------------------------
                                               Increase (decrease) due to
                                            ----------------------------------
                                                                                    Total Net
                                            Rate        Volume     Rate/Volume  Increase/(Decrease)
                                            ----        ------     -----------  -------------------
Interest-earning assets:
  Loans receivable .....................     (3,045)     16,915      (1,308)         12,562
  Mortgage-backed securities ...........     (3,320)      2,070        (413)         (1,663)
  Other interest-earning assets ........      1,658       1,588         530           3,776
                                             ------      ------      ------          ------
Total net change in income on interest-
    earning assets .....................     (4,707)     20,573      (1,191)         14,675
                                             ------      ------      ------          ------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts ............       (209)       (239)         11            (437)
       Term certificates of  deposit ...        497        (367)        (14)            116
                                             ------      ------      ------          ------
         Total deposits ................        288        (606)         (3)           (321)

    Senior debt ........................         87        (227)        (32)           (172)
    Other borrowings ...................        (53)     15,025         (76)         14,896
    Hedging costs .......................        --          --         (40)            (40)
                                             ------      ------      ------          ------
Total net change in expense on interest-
    bearing liabilities ................        322      14,192        (151)         14,363
                                             ------      ------      ------          ------
Change in net interest income ..........     (5,029)      6,381      (1,040)            312
                                             ------      ------      ------          ------
                                             ------      ------      ------          ------


Provision for Loan Losses

     The Company's provision for loan losses increased by $217,000 to $450,000 during the quarter ended June 30, 1998, when compared to the prior comparable period in 1997. At June 30, 1998, the Company's allowance for loan losses amounted to $18.4 million or 0.88% of total loans and 175.13% of total non-performing loans.

Non Interest Income

     The Company's total non-interest income increased by $1.9 million or 375.5% during the quarter ended June 30, 1998 compared to the same period in 1997, primarily due to increased income from real estate operations. The Company's non-interest income was decreased by $1.6 million during the six months ended June 30, 1998 versus the 1997 period, primarily due to the absence of the 1997 gain on sale of servicing. The decrease during the six month period in 1998 was partially offset by $201,000 increase in gain on mortgage-backed securities sales, net and by $1.7 million increased income from real estate operations.

Operating Expenses

     The Company's total operating expenses increased by $16.3 million or 234.2% during the June 30, 1998 quarter over the comparable quarter in 1997. The increase was primarily a result of a $11.3 million increase in personnel and benefits expense (due to a one-time $11.1 million payment of benefits to certain senior executives), a $4.4 million increase in FDIC insurance premiums (due to a one-time payment of the FDIC special assessment, which the Company had previously received permission to defer) and a $400,000 increase in occupancy expense (due to the installation and operation of new automated teller and loan machines and increased security measures in the Bank's branch offices). The Company's total operating expenses were $31.0 million in the six months ended June 30, 1998, an increase of $16.9 million compared to $14.1 million for the same period last year.

Income Taxes

     During the June 1998 quarter, the Company's operating results were favorably impacted by income tax benefits of $9.4 million, which resulted from an increase in its net deferred tax assets based upon the amount of such deferred tax assets realizable in future periods.

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

     The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1998, based on the information and assumptions set forth in notes below.


                                                                           More Than     More Than
                                                            Three to       One Year     Three Years
                                              Within Three   Twelve           To          To Five      Over Five
                                                Months       Months       Three Years      Years         Years            Total
                                              ----------   ----------     -----------   -----------    -----------     ----------
                                                                         (Dollars in thousands)
Interest-earning assets: (1)
  Loans receivable(2)
     Single-family residential loans:
        Fixed ............................    $   31,412   $  132,976     $  217,056      $  126,739      $  169,837   $  678,020
        Adjustable .......................       391,840      326,516         86,205          15,738           2,694      822,993
     Multi-family residential:
        Fixed ............................         2,172        6,774         10,975           6,704           7,190       33,815
        Adjustable .......................       363,345           --             --              --              --      363,345
     Commercial, industrial and land:
        Fixed ............................         3,151       13,620         22,169          15,366          13,523       67,829
        Adjustable .......................        92,692        3,584             --              --              --       96,276
     Other loans(3) : ....................        19,305        6,866          8,779           4,994           2,330       42,274
  Mortgage-backed and other securities (4)       236,828      161,855         26,084          21,069         528,945      974,781
  Other interest-earning assets (5) ......         2,200           --             --              --          46,000       48,200
                                              ----------   ----------     ----------      ----------      ----------   ----------
             Total .......................    $1,142,945   $  652,191     $  371,268      $  190,610      $  770,519   $3,127,533
                                              ----------   ----------     ----------      ----------      ----------   ----------
                                              ----------   ----------     ----------      ----------      ----------   ----------
Interest-bearing liabilities:
   Deposits:
      NOW accounts .......................    $  117,717           --             --              --              --   $  117,717
      Passbook accounts ..................       150,589           --             --              --              --      150,589
      Money market accounts ..............        91,821           --             --              --              --       91,821
      Term certificates of deposit .......       125,105      839,342         56,315          10,758              56    1,031,576
  Senior debt ............................            --           --             --              --              --           --
  Other borrowings .......................       591,409      103,000        289,000         455,000         140,000    1,578,409
                                              ----------   ----------     ----------      ----------      ----------   ----------
             Total .......................    $1,076,641   $  942,342     $  345,315      $  465,758      $  140,056   $2,970,112
                                              ----------   ----------     ----------      ----------      ----------   ----------
                                              ----------   ----------     ----------      ----------      ----------   ----------
  Excess (deficiency) of
    interest-earning
    assets over
    interest-bearing liabilities.........     $  66,304    $ (290,151)    $   25,953      $ (275,148)     $  630,463   $  157,421
                                              ----------   ----------     ----------      ----------      ----------   ----------
                                              ----------   ----------     ----------      ----------      ----------   ----------
  Excess (deficiency) of interest-earning
    assets over interest-bearing
    liabilities as a percent of
    total assets..........................         2.07%        (9.06)%         0.81%          (8.59)%         19.69%        4.92%
                                              ----------   ----------     ----------      ----------      ----------   ----------
                                              ----------   ----------     ----------      ----------      ----------   ----------

  Cumulative excess (deficiency) of
    interest-earning assets over interest
    -bearing liabilities .................    $   66,304   $ (223,847)    $ (197,894)     $ (473,042)     $  157,421
                                              ----------   ----------     ----------      ----------      ----------
                                              ----------   ----------     ----------      ----------      ----------
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities as a percentage of
    total assets .........................         2.07%        (6.99)%        (6.18)%        (14.78)%          4.92%
                                              ----------   ----------     ----------      ----------      ----------
                                              ----------   ----------     ----------      ----------      ----------


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

(2) Balances have been reduced for non-performing loans, which amounted to $10.5 million at June 30, 1998.

(3)  Comprised of commercial and consumer loans and loans secured by deposits.

(4) Does not include an unrealized loss on securities available for sale of $3.0 million.

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

     At June 30, 1998, the Bank had $1.6 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At June 30, 1998, the Bank had total FHLB advances of $920 million at a weighted average interest rate of 5.64%, $400 million of which matures in 1998 and the remaining $520 million of which matures between 2002 and 2008. Additionally, at June 30, 1998, the Bank had securities sold under agreements to repurchase totaling $658.4 million at a weighted average interest rate of 5.69%, $294.4 million of which matures in 1998 and the remaining $364 million matures between 2000 and 2008.

     At June 30, 1998, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $133 million. Certificates of deposit which are scheduled to mature within one year totaled $964.4 million at June 30, 1998, and borrowings that are scheduled to mature within the same period amounted to $694.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

Capital Resources

     The OTS capital regulations include three separate minimum capital requirements for the savings institution industry - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

     As of June 30, 1998 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in the table below.

     The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1998:


                                                 Required                   Actual                   Excess
                                                 --------                   ------                   ------
                                            Amount      Percent       Amount      Percent       Amount   Percent
                                            ------      -------       ------      -------       ------   -------
                                                                  (Dollars in thousands)
Tangible capital......................     $47,836        1.50%      $201,147        6.31%     $153,311    4.81%
Tier 1 leverage capital ..............     127,562        4.00        201,147        6.31        73,585    2.31
Tier 1 risk-based capital ............      70,424        4.00        201,147       11.42       130,723    7.42
Risk-based capital ...................     140,848        8.00        216,748       12.31        75,900    4.31


Loan Portfolio Composition

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                           June 30, 1998                             December 31, 1997
                                               --------------------------------------      --------------------------------------
                                                    Amount             Percent of              Amount           Percent of Total
                                                                          Total
                                               -----------------     ----------------      ----------------     -----------------
                                                                            (Dollars in thousands)
Mortgage loans:
    Single-family residential................     $1,507,285                71%              $    953,701             62%
    Multi-family residential.................        398,536                19                    426,254             27
    Commercial...............................        160,548                 8                    135,407              9
    Land and other ..........................          5,890                --                      5,896             --
                                               -----------------     ----------------      ----------------     -----------------
       Total mortgage loans .................      2,072,259                98                  1,521,258             98
                                               -----------------     ----------------      ----------------     -----------------
Other loans:
    Commercial business......................         44,390                 2                     22,484              1
    Consumer.................................          7,987                --                      8,485              1
    Secured by deposits......................          4,896                --                      2,287             --
                                               -----------------     ----------------      ----------------     -----------------
       Total loans receivable................      2,129,532               100%                 1,554,514            100%
                                               -----------------     ----------------      ----------------     -----------------
                                                                     ----------------                           -----------------
Less:
    Undistributed loan proceeds .............         14,476                                        6,206
    Unamortized net loan discounts and
       deferred originations fees............         (3,367)                                      (6,859)
    Deferred gain on servicing sold..........          3,337                                        4,131
    Allowance for loan losses ...............         18,393                                       17,824
                                               -----------------                           ----------------
Loans receivable, net........................     $2,096,693                                   $1,533,212
                                               -----------------                           ----------------
                                               -----------------                           ----------------

Asset Quality

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                                    June 30, 1998                 December 31, 1997
                                                                    -------------                 -----------------
                                                                                (Dollars in thousands)
                                                                -------------------------------------------------------
        Non-performing loans, net:
        Mortgage loans:
            Single-family residential.........................  $           7,398               $          8,435
            Multi-family residential..........................             1,061                             405
            Commercial........................................             1,678                           1,064
            Non-Mortgage Loans:  Commercial...................               366                              --
                                                                ----------------------          -----------------------
        Total non-performing loans, net.......................            10,503                           9,904
                                                                ----------------------          -----------------------
        Real estate owned, net:
            Single-family residential.........................             2,512                             678
            Multi-family residential..........................               714                           6,482
            Commercial........................................             5,470                           5,921
            Land..............................................               202                             202
                                                                ----------------------          -----------------------
        Total real estate owned, net..........................             8,898                          13,283
                                                              ----------------------          -----------------------
        Total non-performing assets...........................  $         19,401                $         23,187
                                                              ----------------------          -----------------------
                                                              ----------------------          -----------------------

        Troubled debt restructurings..........................  $           9,218               $           9,936
                                                              ----------------------          -----------------------
                                                              ----------------------          -----------------------
        Total non-performing assets and troubled debt
            restructurings....................................  $         28,619                $         33,123
                                                              ----------------------          -----------------------
                                                              ----------------------          -----------------------

        Non-performing loans to total loans, net..............            0.50%                           0.65%
        Non-performing loans to total assets..................            0.33                            0.45
        Non-performing assets to total assets.................            0.61                            1.05
        Total non-performing assets and troubled debt
            restructurings to total assets....................            0.89                            1.50

         Non-performing assets as of June 30, 1998 and December 31, 1997 were $19.4 million and $23.2 million, respectively. The decrease in non-performing assets was due primarily to a decrease in real estate owned properties. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                           For the Six months Ended
                                                                                                   June 30,
                                                                                   -----------------------------------------
                                                                                          1998                  1997
                                                                                   -------------------   -------------------
                                                                                           (Dollars in thousands)
                                                                                   -----------------------------------------
           Beginning balance....................................................... $        17,824      $         23,280
                                                                                   -------------------   -------------------

           Provision for loan losses...............................................             900                  655
                                                                                   -------------------   -------------------

           Charge offs:
           Mortgage loans:
           Single-family residential...............................................            (355)              (1,252)
           Multi-family residential................................................             (43)              (3,908)
           Commercial..............................................................              --                 (216)
           Non Mortgage Loans:  Commercial.........................................             (16)                   --
                                                                                   -------------------   -------------------
              Total charge-offs....................................................            (414)               (5,376)
                                                                                   -------------------   -------------------

           Recoveries:
           Mortgage loans:
           Single-family residential...............................................              83                  124
                                                                                   -------------------   -------------------
              Total recoveries.....................................................              83                  124
                                                                                   -------------------   -------------------
           Net charge-offs.........................................................            (331)              (5,252)
                                                                                   -------------------   -------------------
           Ending balance as of June 30, 1998 and 1997............................. $        18,393       $       18,683
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------

           Allowance for loan losses to total non performing loans at end of
              period...............................................................        175.13%               133.12%
              Allowance for loan losses to total non performing loans and
              troubled  debt  restructurings at the end of period..................         93.27%                86.64%
              Allowance for loan losses to total  loans, net at the end of period..          0.88%                 1.69%


     Net loan charge-offs were $331,000 for the six months ended June 30, 1998, a decrease of $4.9 million as compared to $5.2 million for six months ended June 30, 1997. The decrease in charge-offs was mainly due to improving real estate values in California. As a result of improving conditions, the allowance for loan losses to total non-performing loans increased to 175.13% at June 30, 1998 as compared to 133.12% at June 30, 1997. The allowance for loan losses to total loans was .88% at June 30, 1998, a decrease of 81 basis points, as compared to 1.69% for June 30, 1997, which is mainly due to loan portfolio growth through purchases of single family residential fixed rate loans, for which the Company maintains lesser reserve amounts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibit is included herein:

                  (27) Financial Data Schedule

         (b)      Reports on form 8-K:

                  No reports on form 8-K have been filed during the quarter ended June 30, 1998.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PBOC Holdings, Inc.




Date: August 10, 1998   By:/s/ Rudolf P. Guenzel
                           ---------------------
                           Rudolf P. Guenzel
                           President and Chief Executive Officer



                        By: /s/ J. Michael Holmes
                            ---------------------
                            J. Michael Holmes
                            Executive Vice President and Chief Financial Officer