Form 10-Q
period 1998-09-30
PBOC HOLDINGS INC
filed 1998-11-06
CIK 1057672

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

                For the quarterly period ended September 30, 1998

                        Commission File number: 000-24215

                               PBOC Holdings, Inc.
            Delaware                                   33-0220233
            --------                                   ----------
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

                                  Yes   X   No
                                      -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

          Class                      Shares Outstanding at  October 30, 1998
          -----                      ---------------------------------------
 Common Stock, $.01 par value                      21,876,205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PBOC Holdings, Inc.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements                                                                                 Page
              -------------------                                                                                 ----
                Consolidated Statements of Financial Condition - September 30, 1998
                and December 31, 1997.........................................................................       3

                Consolidated Statements of Operations - Three and nine months ended
                September 30, 1998 and 1997...................................................................       4

                Consolidated Statements of Comprehensive Earnings (Loss) - Three and nine
                months ended September 30, 1998 and 1997......................................................       5

                Consolidated Statements of Cash Flows - Nine months ended September 30, 1998
                and 1997......................................................................................       6

                Notes to Consolidated Financial Statements....................................................       7


Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................................       9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................................      19

                          PART II -- OTHER INFORMATION

Items 1-5    Not Applicable...................................................................................      20

Item 6.      Exhibits and Reports on Form 8-K
             Signatures.......................................................................................   20-21

                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                    (Dollars in thousands, except share data)


                                                                                  September 30,              December 31,
                                                                                      1998                       1997
                                                                              ---------------------       -------------------
                                 ASSETS
Cash and cash equivalents...............................................         $      16,947              $     14,113
Federal funds sold......................................................                30,000                     7,004
Securities available-for-sale, at estimated market values...............               946,346                   571,160
Mortgage-backed securities held-to-maturity, market
   values $7,023 and $9,743 at September 30, 1998 and
   December 31, 1997....................................................                 6,930                     9,671
Loans receivable, net...................................................             2,043,442                 1,533,212
Real estate held for investment and sale, net...........................                 4,850                    15,191
Premises and equipment, net.............................................                 7,212                     6,676
Federal Home Loan Bank stock, at cost...................................                60,650                    23,634
Accrued interest receivable.............................................                18,607                    13,216
Other assets    ........................................................                75,990                    19,177
                                                                              ---------------------       -------------------
     Total assets.......................................................            $3,210,974                $2,213,054
                                                                              ---------------------       -------------------
                                                                              ---------------------       -------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits................................................................            $1,477,095                $1,266,615
Securities sold under agreements to repurchase..........................               364,000                   340,788
Advances from Federal Home Loan Bank....................................             1,143,000                   472,000
Senior debt     ........................................................                    --                    11,113
Accrued expenses and other liabilities..................................                18,339                     9,686
                                                                              ---------------------       -------------------
   Total liabilities                                                                 3,002,434                 2,100,202
                                                                              ---------------------       -------------------

Minority interest.......................................................                33,250                    33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 1,000,000 shares:
       Preferred stock Series C, voting issued and outstanding
       85,000 shares; liquidation value $8,500..........................                    --                         1
       Preferred stock Series D, voting issued and outstanding
       68,000 shares; liquidation value $6,800..........................                    --                         1
       Preferred stock Series E, nonvoting issued and outstanding
       332,000 shares; liquidation value $33,200........................                    --                         3
    Common stock, par value $.01 per share. Authorized
       75,000,000 and 500,000 shares; issued and outstanding
       21,876,205 and 98,502 shares; ...................................                   219                         1
   Treasury stock, at cost (295,000 shares).............................                (3,128)                       --
   Additional paid-in capital...........................................               259,207                   129,814
   Unrealized losses on securities available-for-sale...................               (13,763)                   (1,974)
   Minimum pension liability, net of tax ...............................                  (293)                     (293)
   Accumulated deficit..................................................               (66,952)                  (47,951)
                                                                              ---------------------       -------------------
         Total stockholders' equity.....................................               175,290                    79,602
                                                                              ---------------------       -------------------
         Total liabilities and stockholders' equity.....................            $3,210,974                $2,213,054
                                                                              ---------------------       -------------------
                                                                              ---------------------       -------------------

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (Dollars in thousands, except per share data)

                                                            Three Months Ended                        Nine months Ended
                                                               September 30,                            September 30,
                                                    ------------------------------------   ----------------------------------------
                                                          1998               1997                1998                  1997
                                                    -----------------  -----------------   ------------------    ------------------
  Interest, fees and dividend income:
     Short term investments.........................   $       437         $      223           $    1,513          $      747

     Securities purchased under agreements to
       resell.......................................            --                546                   519              2,097
     Investment securities..........................         6,794                941                12,019              2,276
     Mortgage-backed securities.....................         8,368              9,445                22,902             25,642
     Loans receivable...............................        35,596             20,954                89,511             62,307
     Federal Home Loan Bank stock...................           784                233                 1,608                691
                                                    -----------------  -----------------   ------------------    ------------------
          Total interest, fees and dividend income..        51,979             32,342               128,072             93,760
                                                    -----------------  -----------------   ------------------    ------------------
  Interest expense:
     Deposits.......................................        18,273             16,850                51,909             50,807
     Advances from the Federal Home Loan Bank.......        14,937              1,934                31,324              4,312
     Securities sold under agreements to repurchase.         7,385              4,932                16,365             13,025
     Senior debt ...................................            --                349                   445                966
     Hedging costs, net.............................            52                 59                   162                209
                                                    -----------------  -----------------   ------------------    ------------------
          Total interest expense....................        40,647             24,124               100,205             69,319
                                                    -----------------  -----------------   ------------------    ------------------
  Net interest income...............................        11,332              8,218                27,867             24,441
     Provision for loan losses......................           450                450                 1,350              1,105
                                                    -----------------  -----------------   ------------------    ------------------
          Net interest income after provision for
            loan losses.............................        10,882              7,768                26,517             23,336
                                                    -----------------  -----------------   ------------------    ------------------
  Other income:
     Loan service and loan related fees.............            76                 16                   101                418
     Gain on mortgage-backed securities sales, net..           937                469                 1,260                591
     Gain on loan and loan servicing sales, net...             575                 --                   574              3,413
     (Loss) income from real estate operations, net           (312)              (146)                1,473                (34)
     Other income...................................           563                419                 1,699              1,214
                                                    -----------------  -----------------   ------------------    ------------------
          Total other income........................         1,788                758                 5,107              5,602
  Operating expenses:
     Personnel and benefits.........................         2,982              2,929                19,883              8,475
     Occupancy......................................         2,102              1,729                 6,133              5,116
     FDIC insurance.................................           296              1,216                 7,011              3,715
     Professional services..........................           212                135                   705                435
     Office related expenses........................         1,046                950                 3,084              2,862
        Other.......................................           361                293                 1,153                775
                                                    -----------------  -----------------   ------------------    ------------------
          Total operating expenses..................         6,999              7,252                37,969             21,378
                                                    -----------------  -----------------   ------------------    ------------------
  Earnings (loss) before income taxes and minority
    interest........................................         5,721              1,274                (6,345)             7,560
  Income taxes (benefit) ...........................            --                 --                (9,390)                --
                                                    -----------------  -----------------   ------------------    ------------------
  Earnings before minority interest.................         5,721              1,274                 3,045              7,560
  Minority interest.................................           869                 --                 2,607                 --
                                                    -----------------  -----------------   ------------------    ------------------
          Net earnings .............................         4,852              1,274                   438              7,560
          Dividends on preferred stock..............            --              1,451                 2,160              5,889
                                                    -----------------  -----------------   ------------------    ------------------
                                                    -----------------  -----------------   ------------------    ------------------
          Net earnings (loss) available to common
            stockholders............................   $     4,852         $     (177)          $    (1,722)        $    1,671
                                                    -----------------  -----------------   ------------------    ------------------
                                                    -----------------  -----------------   ------------------    ------------------
  Earnings (loss) per share basic and diluted ......   $      0.22         $    (0.06)          $     (0.14)        $     0.53
  Weighted average shares outstanding...............    21,832,944          3,152,064            12,641,791          3,152,064

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)

                                                               Three Months Ended                          Nine months Ended
                                                                  September 30,                              September 30,
                                                     ----------------------------------------   ------------------------------------
                                                           1998                  1997                 1998                  1997
                                                     ------------------    -----------------    ------------------   ---------------
Net earnings......................................         $  4,852                $1,274             $    438             $ 7,560
Other comprehensive earnings (loss):
   Unrealized (loss) gain on securities available-
      for-sale ...................................          (11,681)                1,040              (13,049)              2,600

   Reclassification of realized gains
      included in earnings........................              937                   469                1,260                 591

   Minimum pension liability, net of tax..........               --                    --                   --                (293)

                                                     ------------------    -----------------    ------------------   ---------------
   Other comprehensive earnings (loss)............          (10,744)                1,509              (11,789)              2,898
                                                     ------------------    -----------------    ------------------   ---------------

Comprehensive (loss) earnings.....................         $ (5,892)               $2,783             $(11,351)            $10,458
                                                     ------------------    -----------------    ------------------   ---------------
                                                     ------------------    -----------------    ------------------   ---------------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                             Nine Months Ended September 30,
                                                                                        -----------------------------------------
                                                                                               1998                  1997
                                                                                        -------------------   -------------------
                                                                                                (Dollars in thousands)
Cash flows from operating activities:
    Net earnings ...................................................................     $         438             $   7,560
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Provision for loan losses...................................................             1,350                 1,105
        Depreciation................................................................               827                   926
        Decrease in valuation in net deferred tax assets............................             9,512                   742
        Amortization/accretion of premiums, discounts and deferred fees ............            (9,043)                6,588
        Amortization of purchase accounting intangibles.............................               135                   139
        Gain on sale of mortgage-backed securities available-for-sale...............             1,268                   551
        Gain on sale of real estate owned...........................................            (9,275)               (1,317)
        FHLB stock dividend.........................................................              (403)                 (711)
        (Increase) decrease  in accrued interest receivable.........................            (5,391)                  307
        Increase (decrease) in accrued interest payable.............................             5,915                (2,231)
        Increase in other assets....................................................           (66,365)               (3,499)
        Amortization for discontinued lease operations..............................                42                    86
        Pension liability in equity change..........................................                --                  (293)
        Increase (decrease) in accrued expenses.....................................             2,696               (14,644)
        Gain on sale of loans and servicing rights..................................              (575)               (3,413)
        Amortization of goodwill....................................................                40                    --
                                                                                        -------------------   -------------------
        Net cash used in operating activities.......................................           (50,743)               (8,104)
                                                                                        -------------------   -------------------
Cash flows from investing activities:
    Proceeds from sales of  mortgage-backed securities available-for-sale...........           333,947               107,804
    Proceeds from sale of loans and servicing rights ...............................            42,988                88,654
    Investment and mortgage-backed securities principal repayments and maturities              121,690                76,262
    Loan originations, net of repayments............................................           194,796                 4,296
    Purchases of investments and mortgage-backed securities available-for-sale......          (844,297)             (209,581)
    Purchases of loans..............................................................          (758,121)             (111,850)
    Purchases of treasury stock.....................................................            (3,128)                   --
    Cost capitalized on real estate.................................................            (2,131)               (1,123)
    Proceeds from the sale of real estate...........................................            25,194                19,884
    Purchases of premises and equipment.............................................            (1,498)                 (758)
    (Purchase) redemption of FHLB stock.............................................           (36,613)                1,172
                                                                                        -------------------   -------------------
    Net cash used in investing activities...........................................          (927,173)              (25,240)
                                                                                        -------------------   -------------------
Cash flows from financing activities:
    Proceeds from sale of common stock..............................................           129,611                    18
    Redemption of preferred stock...................................................                (5)                   --
    Net increase (decrease) in deposits.............................................           210,480               (94,167)
    Net increase in securities sold under agreements to repurchase..................            23,212               148,355
    Issuance of FHLB advances.......................................................         2,666,900               169,000
    Repayments of FHLB advances.....................................................        (1,995,900)             (190,000)
    Repayment of senior debt........................................................           (11,113)                 (399)
    Cash dividend paid on preferred stock...........................................           (19,439)                   --
                                                                                        -------------------   -------------------
    Net cash provided by  financing activities......................................         1,003,746                32,807
                                                                                        -------------------   -------------------
Net change in cash..................................................................            25,830                  (537)
Cash and cash equivalents at beginning of period....................................            21,117                21,920
                                                                                        -------------------   -------------------
Cash and cash equivalents at end of period..........................................    $       46,947        $       21,383
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest......................................................................    $       93,973        $       68,029
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate..........................................................    $         8,476       $       30,584
    Loans originated in connection with sale of foreclosed real estate..............    $         5,029       $        7,183
                                                                                        -------------------   -------------------
                                                                                        -------------------   -------------------

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Consolidation

     The consolidated financial statements include all the accounts of PBOC Holdings, Inc. (the "Company") and its subsidiaries, all of which are wholly owned, except for People's Preferred Capital Corporation ("PPCC") in which People's Bank of California (the "Bank") owns all of the common stock. All significant inter-company accounts and transactions have been eliminated in consolidation.


2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

3.   Earnings per share

     During the year ended December 31, 1997, the Company adopted SFAS No.128, "Earnings Per Share" (SFAS 128). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

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

     On September 2, 1998 the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares or approximately five percent, of the Company's common stock. During the third quarter, the Company repurchased 295,000 shares. The shares are held as treasury shares and reduce the weighted average shares outstanding.

     Earnings per share is calculated by taking the net earnings available to the common stockholders and dividing by the weighted average number of shares of common stock outstanding. The weighted average numbers of shares of common stock for the three months ended September 30, 1998 and 1997 were 21,832,944 and 3,152,064, respectively, for both basic and diluted earnings per share. The weighted average numbers of shares of common stock for the nine months ended September 30, 1998 and 1997 were 12,641,791 and 3,152,064, respectively, for both basic and diluted earnings per share. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above on all then outstanding shares of common stock, both of which actions took place immediately prior to the public offering referenced in Note 5 hereto.

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

     In February 1998, the FASB issued Statement of the Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Post-retirement Benefits." SFAS 132 amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions, SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS 132 will result in disclosure changes only.

     In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments". It amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments, to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met , a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining the impact of SFAS 133 on the Company's financial position and results of operations.

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

6.   Stock Repurchase

     On September 2, 1998 PBOC Holdings, Inc. announced a stock repurchase program. The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately five percent, of the Company's outstanding common stock, from time to time in open-market transactions. The repurchased shares will be held as treasury stock and used for general corporate purposes. During the third quarter, the Company repurchased 295,000 shares with a total purchase price of $3.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company had consolidated total assets of $3.2 billion at September 30, 1998, an increase of $997.9 million or 45.1% from December 31, 1997, reflecting the Company's growth strategy. The increase was primarily attributable to a $510.2 million increase in loans receivable, net, due to loan originations of $403.7 million and purchases of $753.0 million of one-year single-family residential mortgage loans, which were partially offset by principal repayments of $598.5 million and loan sales of $42.2 million. Securities-available-for-sale also increased by $375.2 million mainly due to purchases. The increases in the Company's loan and securities portfolios were primarily funded by FHLB advances and deposits, which increased by $671.0 million, or 142.2%, and $210.5 million, or 16.6%, respectively. The increase in deposits was primarily due to the acquisitions of two branch offices and their related deposits and an expanded business customer deposit base. The Company's stockholders' equity increased by $95.7 million to $175.3 million at September 30, 1998, as a result of the Company's initial public offering.

Results of Operations

     The Company earned $4.9 million for the third quarter ended September 30, 1998, compared to net earnings of $1.3 million, before preferred dividends of $1.5 million, for the third quarter ended September 30, 1997, The Company's basic and diluted earnings (loss) per common share amounted to $0.22 and ($0.06) during the quarters ended September 30, 1998 and 1997, respectively.

     For the nine months ended September 30, 1998, the Company reported net earnings of $438,000, before referred dividends of $2.2 million, compared to net earnings of $7.6 million, before preferred dividends of $5.9 million, for the nine months ended September 30, 1997. The 1998 results were impacted by one-time expense of $11.1 million ($6.5 million net of applicable tax benefits) for employment agreement benefits due to certain senior executive officers of the Company in connection with the initial public offering of common stock. The Company also paid a one-time special FDIC assessment, which it had deferred from paying in prior years, of $4.5 million ($2.7 million net of applicable tax benefits). Without giving effect to such one-time payments, the Company's basic and diluted earnings per common share amounted to $0.76 and $0.53 during the nine months ended September 30, 1998 and 1997, respectively, The Company's return on average assets excluding one-time expenses amounted to 0.49% for the nine months ended September 30, 1998, compared to 0.55% for the nine months ended September 30, 1997.

Net Interest Income
     Net interest income increased by $3.1 million or 37.9% during the quarter ended September 30, 1998 over the comparable 1997 quarter. This increase was primarily due to loan growth and the investment of the proceeds from the Company's initial public offering. For the nine months ended September 30, 1998 net interest income increased by $3.4 compared to the nine months ended September 30, 1997, which attributable to a $34.3 million increase in total interest, fee and dividend income, which was partially offset by a $30.9 million or 44.6% increase in total interest expense and accelerated premium amortization of $5.1million. During the last quarter of 1997, the Company purchased $481 million of adjustable rate-single family residential loans. Due to higher than anticipated prepayments the Company accelerated its premium amortization related to these loans by $5.1 million for the nine months ended September 30, 1998.

     The following tables set forth, for the periods indicated, information regarding (a) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (b) the total dollar amount of interest expense on interest-bearing liabilities and resultant average rates; (c) net interest income; (d) interest rate spread; and (e) net interest margin. Information is based on average daily balances during the indicated periods:

                                                                   Three months ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                                  1998                                          1997
                                            ---------------------------------------------- -----------------------------------------
                                                Average                          Average     Average                      Average
                                                Balance          Interest      Yield/Cost    Balance         Interest    Yield/Cost
                                            ---------------    -----------    ------------ -----------      ----------  ------------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)......................    $2,094,033        $  35,596       6.80%     $1,124,920       $  20,954        7.45%
  Mortgage-backed securities (2)...........       559,604            8,368       5.98         563,712           9,445        6.70
  Other interest-earning assets (3)........       472,970            8,015       6.78         100,261           1,943        7.75
                                               ----------        ---------                  ----------      ---------
  Total interest-earning assets............     3,126,607           51,979       6.65       1,788,893          32,342        7.23%
                                                                 ---------                                  ---------
Non-interest-earning assets................       101,840                                      69,888
      Total assets.........................    $3,228,447                                  $1,858,781
                                               ----------                                   ----------
                                               ----------                                   ----------
Interest-bearing liabilities:
  Deposits:................................
    Transaction accounts(4)................    $  399,545            3,247       3.22%        447,232           2,942        2.61%
    Term certificates of deposit...........     1,035,354           15,026       5.76         846,521          13,908        6.52
                                               ----------        ---------                  ----------      ---------
        Total deposits.....................     1,434,899           18,273       5.05       1,293,753          16,850        5.17
  Senior debt..............................            --               --         --          11,486             349       12.05
  Other borrowings.........................     1,556,862           22,322       5.69         465,424           6,866        5.85
  Hedging costs............................            --               52                         --              59
                                               ----------        ---------                  ----------      ---------
       Total interest-bearing
         liabilities ......................     2,991,761           40,647       5.39%       1,770,663         24,124        5.41%
                                                                 ---------                                  ---------
Non-interest-bearing liabilities...........        64,283                                       20,716
                                               ----------
       Total liabilities...................     3,056,044                                    1,791,379
Stockholders' equity.......................       172,402                                       67,402
                                               ----------                                   ----------
       Total liabilities and
         stockholders' equity .............    $3,228,447                                   $1,858,781
                                               ----------                                   ----------
                                               ----------                                   ----------
Net interest-earning assets................    $  134,846                                    $  18,230
                                               ----------                                   ----------
                                               ----------                                   ----------
Net interest income/interest rate
   spread .................................                      $  11,332       1.26%                     $    8,218        1.82%
                                                                 ---------     ------                      ----------      -------
                                                                 ---------     ------                      ----------      -------
Net interest margin........................                                      1.45%                                       1.84%
                                                                               ------                                      -------
                                                                               ------                                      -------
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities......................                                    104.51%                                     101.03%
                                                                               ------                                      -------
                                                                               ------                                      -------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.
(4) Includes passbook, NOW and money market accounts.

                                                               Nine months ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                        1998                                             1997
                                    ----------------------------------------------  ------------------------------------------------
                                       Average                      Average        Average                       Average
                                       Balance        Interest    Yield/Cost       Balance        Interest     Yield/Cost
                                    ---------------  -----------  ------------  ---------------  ------------  ------------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)............     $1,731,388       $ 89,511         6.89%     $1,129,476       $ 62,307        7.36%
  Mortgage-backed securities(2)..        514,817         22,902         5.93         517,423         25,642        6.61
  Other interest-earning
    assets (3)...................        322,873         15,659         6.47         125,258          5,811        6.19
                                    ---------------  -----------                ---------------  ------------
  Total interest-earning
    assets.......................      2,569,078        128,072         6.65       1,772,157         93,760        7.05%
                                                     -----------                                 ------------
Non-interest-earning assets......         85,079                                      55,528
                                    ---------------                             ---------------
      Total assets...............     $2,654,157                                  $1,827,685
                                    ---------------                             ---------------
                                    ---------------                             ---------------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4)......        358,538          9,413         3.51         351,407          9,545        3.63%
    Term certificates of
    deposit......................        995,050         42,496         5.71         977,243         41,262        5.65
                                    ---------------  -----------                ---------------  ------------
        Total deposits...........      1,353,588         51,909         5.13       1,328,650         50,807        5.11
  Senior debt....................          5,972            445         9.96          11,402            966       11.33
  Other borrowings...............      1,116,177         47,689         5.71         399,703         17,337        5.80
  Hedging costs..................             --            162                           --            209
                                    ---------------  -----------                ---------------  ------------
       Total
         interest-bearing
         liabilities.............      2,475,737        100,205         5.41       1,739,755         69,319        5.33%
                                                     -----------                                 ------------
Non-interest-bearing
liabilities......................         51,418                                      19,407
                                    ---------------                             ---------------
       Total liabilities.........      2,527,155                                   1,759,162
Stockholders' equity.............        127,002                                      68,523
                                    ---------------                             ---------------
       Total liabilities and
         stockholders' equity....     $2,654,157                                  $1,827,685
                                    ---------------                             ---------------
                                    ---------------                             ---------------
Net interest-earning assets......     $   93,341                                  $   32,402
                                    ---------------                             ---------------
                                    ---------------                             ---------------
Net interest  income/interest
  rate spread....................                     $ 27,867          1.24%                       $ 24,441        1.72%
                                                     -----------    ----------                   ------------  ------------
                                                     -----------    ----------                   ------------  ------------
Net interest margin..............                                       1.45%                                       1.84%
                                                                    ----------                                 ------------
                                                                    ----------                                 ------------
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities............                                     103.77%                                     101.86%
                                                                    ----------                                 ------------
                                                                    ----------                                 ------------




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

     The Company's interest rate spread was 1.26% for the third quarter of 1998, a decrease of 56 basis points compared to 1.82% for the same period in 1997. For the nine months ended September 30, 1998, the interest rate spread was 1.24%, a decrease of 48 basis points compared to 1.72% for the same period in 1997. The decrease in interest rate spread is mainly due to a decrease in the Bank's yield on mortgage-backed securities and loans receivable, which was caused by a decline in mortgage rates and an increase in refinancing activities.

     The Company's net interest margin was 1.45% for the third quarter of 1998, a decrease of 39 basis points compared to 1.84% for the same period in 1997. For the nine months ended September 30, 1998, the net interest margin was 1.45%, a decrease of 39 basis points compared to 1.84% for the same period in 1997. This decrease was primarily due to growth of the balance sheet during the latter part of 1997 and third quarter of 1998 at a lower marginal spread and the accelerated premium amortization noted previously.

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

                                                                     Three months ended September 30, 1998
                                                                         compared to September 30, 1997
                                                                                 (In thousands)
                                                   ---------------------------------------------------------------------------
                                                                Increase (decrease) due to
                                                   -----------------------------------------------------
                                                                                                             Total Net
                                                          Rate            Volume         Rate/Volume    Increase/(Decrease)
                                                          ----            ------         -----------    -------------------
Interest-earning assets:
  Loans receivable.............................        $  (1,832)        $  18,052        $  (1,578)           $  14,642
  Mortgage-backed securities...................           (1,016)              (69)               8               (1,077)
  Other interest-earning assets ...............             (244)            7,223             (907)               6,072
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
    earning assets ...............                        (3,092)           25,206           (2,477)              19,637
                                                   ---------------------------------------------------------------------------
Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................              693              (314)             (74)                 305
       Term certificates of  deposit...........           (1,623)            3,103             (362)               1,118
                                                   ---------------------------------------------------------------------------
         Total deposits........................             (930)            2,789             (436)               1,423

    Senior debt................................             (349)             (349)             349                 (349)
    Other borrowings...........................             (193)           16,101             (452)              15,456
    Hedging costs..............................               --                --               (7)                  (7)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
    bearing liabilities........................           (1,472)           18,541             (546)              16,523
                                                   ---------------------------------------------------------------------------

Change in net interest income..................         $ (1,620)         $  6,665         $ (1,931)            $  3,114
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------

                                                                      Nine months ended September 30, 1998
                                                                         compared to September 30, 1997
                                                                                 (In thousands)
                                                   ---------------------------------------------------------------------------
                                                                Increase (decrease) due to
                                                   -----------------------------------------------------
                                                                                                             Total Net
                                                          Rate            Volume         Rate/Volume    Increase/(Decrease)
                                                          ----            ------         -----------    ------------------
Interest-earning assets:
  Loans receivable.............................        $  (3,914)         $ 33,204         $ (2,086)            $ 27,204
  Mortgage-backed securities...................           (2,624)             (129)              13               (2,740)
  Other interest-earning assets ...............              259             9,170              419                9,848
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
    earning assets ...............                        (6,279)           42,245           (1,654)              34,312
                                                   ---------------------------------------------------------------------------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................             (319)              194               (7)                (132)
       Term certificates of  deposit...........              473               752                9                1,234
                                                   ---------------------------------------------------------------------------
         Total deposits........................              154               946                2                1,102

    Senior debt................................             (116)             (460)              55                 (521)
    Other borrowings...........................             (260)           31,077             (465)              30,352
    Hedging costs..............................               --                --              (47)                 (47)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
    bearing liabilities........................             (222)           31,563             (455)              30,886
                                                   ---------------------------------------------------------------------------
Change in net interest income..................         $ (6,057)         $ 10,682         $ (1,199)            $  3,426
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------

Provision for Loan Losses
     The Company's provision for loan losses remained unchanged at $450,000 for the quarter ended September 30, 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, the Company's provision for loan losses amounted to $1.4 million, as compared to $1.1 million during the comparable period in the prior year. At September 30, 1998, the Company's allowance for loan losses amounted to $18.5 million, or 0.91% of total loans, and 183.11% of total non-performing loans.

Other Income
     The Company's total other income increased by $1.0 million, or 135.9% during the quarter ended September 30, 1998 compared to the same period in 1997, primarily due to increases of $468,00 in gain on sale of mortgage backed securities and gain on loan sales of $575,000. The Company's other income decreased by $495,000 during the nine months ended September 30, 1998 versus the 1997 period, primarily due to the absence of the 1997 gain on sale of servicing which totaled $3.4 million. The decrease during the nine month period in 1998 was partially offset by a $669,000 increase in gain on mortgage-backed securities sales, net and by a $1.5 million increase in income from real estate operations.

Operating Expenses
     The Company's total operating expenses decreased by $253,000, or 3.5%, during the September 30, 1998 quarter versus the comparable quarter in 1997. The decrease was primarily a result of a $920,000 decrease in FDIC insurance premiums as a result of the reduction in the Company's assessment rate from 29 to 3 basis points per annum. This decrease was partially offset by a $373,000 increase in occupancy expense and a $96,000 increase in office related expenses, attributable to an expanded ATM network and branch acquisitions in 1998. The Company's total operating expenses were $38.0 million in the nine months ended September 30, 1998, an increase of $16.5 million compared to $21.4 million for the same period last year. This increase was primarily a result of one time payments of $15.6 million. ($9.2 million net of applicable tax benefits) which were incurred in connection with the Company's initial public offering of common stock.

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

     The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Bank's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

     The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1998, based on the information and assumptions set forth in notes below.

                                                                             More Than      More Than
                                                              Three to       One Year      Three Years
                                            Within Three       Twelve           To           To Five      Over Five
                                               Months          Months       Three Years       Years         Years        Total
                                               ------          ------       -----------       -----         -----        -----
                                                                                (Dollars in thousands)
Interest-earning assets: (1)
  Loans receivable(2)......................
     Single-family residential loans:
        Fixed..............................  $     26,497     $  121,321      $  217,786      $ 143,933   $ 248,093     $  757,630
        Adjustable ........................       269,243        235,613          87,833         54,713      26,870        674,452
     Multi-family residential:
        Fixed..............................         1,608          4,671           8,735         10,388      14,994         40,396
        Adjustable ........................       342,857             --              --             --          --        342,857
     Commercial, industrial and land:
        Fixed..............................         2,169         10,047          19,931         17,973      40,347         90,467
        Adjustable ........................        90,857            382              --             --          --         91,239
     Other loans(3) : .....................        23,310         11,243          13,094          6,747       1,989         56,383
  Mortgage-backed and other securities (4).       358,177        115,058          14,987         20,883     457,935        967,040
  Other interest-earning assets (5)........        30,000             --              --             --      60,650         90,650
                                           -----------------------------------------------------------------------------------------
             Total.........................    $1,144,898     $  498,335      $  362,366      $ 254,637   $ 850,878     $3,111,114
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Deposits:
      NOW accounts.........................       154,116             --              --             --          --        154,116
      Passbook accounts....................       141,364             --              --             --          --        141,364
      Money market accounts................       110,506             --              --             --          --        110,506
      Term certificates of deposit.........       186,031        780,862          90,092         14,069          55      1,071,109
  Senior debt..............................            --             --              --             --          --             --
  Other borrowings.........................       253,000             --         339,000        505,000     410,000      1,507,000
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
             Total.........................    $  845,017     $  780,862      $  429,092      $ 519,069   $ 410,055     $2,984,095
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
  Excess (deficiency) of interest earning
    assets over interest-bearing
    liabilities............................       299,881       (282,527)        (66,726)      (264,432)    440,823        127,019
  Excess (deficiency) of interest-earning
    assets over interest-bearing
    liabilities as a percent of total
    assets.................................         9.34%         (8.80%)         (2.08%)        (8.24%)     13.73%          3.96%
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities...................        299,881         17,354         (49,372)      (313,804)    127,019
                                           --------------------------------------------------------------------------
                                           --------------------------------------------------------------------------
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities as a percentage of
    total assets...........................         9.34%          0.54%           1.54%         (9.77%)      3.96%
                                           --------------------------------------------------------------------------
                                           --------------------------------------------------------------------------

--------------------------------------------------------------------------------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $10.5 million at September 30, 1998.
(3) Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $13.8 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

Liquidity and Capital Resources

Liquidity
     Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and pay to operating expenses. The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Bank's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Bank can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from FHLB of San Francisco and other short and long-term borrowings.

     At September 30, 1998, the Bank had $1.6 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At September 30, 1998, the Bank had total FHLB advances of $1.1 billion with a weighted average interest rate of 5.59 %, $253 million of which matures in 1998 and the remaining $890 million of which matures between 2000 and 2008. Additionally, at September 30, 1998, the Bank had securities sold under agreements to repurchase totaling $364 million with a weighted average interest rate of 5.61%, which mature between 2000 and 2008.

     At September 30, 1998, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $66.7 million. Certificates of deposit which are scheduled to mature within one year totaled $862.8 million at September 30, 1998, and borrowings that are scheduled to mature within the same period amounted to $253 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

Capital Resources
     The Office of Thrift Supervision ("OTS") capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

     As of September 30, 1998 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1998:

                                            Minimum Required               Actual                   Excess
                                          Amount       Percent        Amount      Percent      Amount     Percent
                                          ------       -------        ------      -------      ------     -------
                                                                  (Dollars in thousands)
Tangible capital......................        48,158      1.50%      $205,559        6.40%     $157,401    4.90%
Tier 1 leverage capital ..............       128,421      4.00%       205,559        6.40%       77,138    2.40%
Tier 1 risk-based capital ............        72,451      4.00%       205,559       11.35%      133,108    7.35%
Risk-based capital ...................       144,907      8.00%       221,088       12.21%       76,186    4.21%

 Loan Portfolio Composition

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                        September 30, 1998                           December 31, 1997
                                               --------------------------------------      --------------------------------------
                                                                       Percent of                                   Percent of
                                                    Amount                Total                Amount                  Total
                                               -----------------     ----------------      ----------------     -----------------
                                                                            (Dollars in thousands)
Mortgage loans:
    Single-family residential................    $ 1,436,559                69%               $   953,701             62%
    Multi-family residential.................        387,252                19                    426,254             27
    Commercial...............................        182,454                 9                    135,407              9
    Land and other ..........................            886                --                      5,896             --
                                               -----------------     ----------------      ----------------     -----------------
       Total mortgage loans .................      2,007,151                97                  1,521,258             98
                                               -----------------     ----------------      ----------------     -----------------
Other loans:
    Commercial business......................         54,599                 3                     22,484              1
    Consumer.................................          9,563                --                      8,485              1
    Secured by deposits......................          5,113                --                      2,287             --
                                               -----------------     ----------------      ----------------     -----------------
       Total loans receivable................      2,076,426               100%                 1,554,514            100%
                                               -----------------     ----------------      ----------------     -----------------
                                                                     ----------------                           -----------------
Less:
    Undistributed loan proceeds .............         12,557                                        6,206
    Unamortized net loan discounts and
       deferred originations fees............         (1,199)                                      (6,859)
    Deferred gain on servicing sold..........          3,095                                        4,131
    Allowance for loan losses ...............         18,531                                       17,824
                                               -----------------                           ----------------
Loans receivable, net........................     $2,043,442                                   $1,533,212
                                               -----------------                           ----------------
                                               -----------------                           ----------------

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:

                                                                 September 30, 1998               December 31, 1997
                                                                 ------------------               -----------------
                                                                                (Dollars in thousands)
                                                                -------------------------------------------------------
        Non-performing loans, net:
        Mortgage loans:
            Single-family residential loans...................  $          5,196                $          8,435
            Multi-family residential loans....................             3,277                             405
            Commercial real estate loans......................               976                           1,064
        Commercial business loans.............................               671                              --
        Consumer loans........................................               325                              --
                                                                ----------------------          -----------------------
        Total non-performing loans, net.......................            10,445                           9,904
                                                                ----------------------          -----------------------
        Real estate owned, net:
            Single-family residential.........................             3,385                             678
            Multi-family residential..........................             1,263                           6,482
            Commercial........................................                --                           5,921
            Land..............................................               202                             202
                                                                ----------------------          -----------------------
        Total real estate owned, net..........................             4,850                          13,283
                                                                ----------------------          -----------------------
        Total non-performing assets...........................  $         15,295                 $        23,187
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------

        Troubled debt restructurings..........................  $           5,018               $          9,936
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------
        Total non-performing assets and troubled debt
            restructurings....................................  $         20,313                 $        33,123
                                                                ----------------------          -----------------------
                                                                ----------------------          -----------------------

        Non-performing loans to total loans, net..............            0.51%                           0.65%
        Non-performing loans to total assets..................            0.33                            0.45
        Non-performing assets to total assets.................            0.48                            1.05
        Total non-performing assets and troubled debt
            restructurings to total assets....................            0.63                            1.50

         Non-performing assets as of September 30, 1998 and December 31, 1997 were $15.3 million and $23.2 million, respectively. The decrease in non-performing assets was due primarily to a decrease in real estate owned properties. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                               For the nine months ended
                                                                                                      September 30,
                                                                                        ---------------------------------------
                                                                                               1998                1997
                                                                                        ------------------- -------------------
                                                                                                (Dollars in thousands)
                                                                                        ---------------------------------------
           Beginning balance.......................................................             $ 17,824           $ 23,280
                                                                                        ------------------- -------------------

           Provision for loan losses...............................................                1,350              1,105
                                                                                        ------------------- -------------------

           Charge-offs:
           Single-family residential loans.........................................                 (505)            (1,675)
           Multi-family residential loans..........................................                 (163)            (5,544)
           Commercial real estate loans............................................                   --               (375)
           Commercial loans........................................................                  (16)                --
           Consumer loans..........................................................                  (44)                --
                                                                                        ------------------- -------------------
              Total charge-offs....................................................                 (728)            (7,594)
                                                                                        ------------------- -------------------

           Recoveries:
           Single-family residential loans.........................................                   85                125
                                                                                        ------------------- -------------------
              Total recoveries.....................................................                   85                125
                                                                                        ------------------- -------------------
           Net charge-offs.........................................................                 (643)            (7,469)
                                                                                        ------------------- -------------------
           Ending balance as of September 30, 1998 and 1997........................            $  18,531           $ 16,916
                                                                                        ------------------- -------------------
                                                                                        ------------------- -------------------
           Allowance for loan losses to total non performing loans at end of
              period...............................................................             177.42%             190.28%
              Allowance for loan losses to total non performing loans and
              troubled  debt  restructurings at the end of period..................             119.84%              93.95%
              Allowance for loan losses to total  loans, net at the end of period..               0.91%               1.49%


          Net loan charge-offs were $643,000 for the nine months ended September 30, 1998, a decrease of $6.8 million compared to $7.5 million for nine months ended September 30, 1997. The decrease in charge-offs was mainly due to improving real estate values in California. As a result of loan portfolio growth, the allowance for loan losses to total non-performing loans decreased to 177.42% at September 30, 1998 compared to 190.28% at September 30, 1997. The allowance for loan losses to total loans was 0.91% at September 30, 1998, a decrease of 58 basis points, compared to 1.49% for September 30, 1997, which is mainly due to loan portfolio growth through purchases of single family residential fixed rate loans, for which the Company maintains lower allowance amounts.

          On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, underlying collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

          Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio.

Year 2000 Compliance Issues

     The Company has adopted a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications as well as those provided to the Bank by third-party vendors. A significant portion of the Company's data processing and loan servicing is performed by third-party vendors from whom the Company has received confirmation that they expect to be compliant with Year 2000 issues. The Company has not incurred significant expense to date, but expects to incur total expenses of $225,000 through 1999 to address Year 2000 issues.

     The Company is currently in the process of testing third party vendors' data processing applications for Year 2000 compliance. The Company has established a plan and task force to complete Year 2000 testing. The first step in the Company's Year 2000 plan was initial awareness, which included defining the Year 2000 program, impact to the business, defining critical applications, establishing executive support, determining project responsibilities and developing strategies. In the initial awareness phase, the Company also established a budget for resources required and target test completion dates for all systems and software for Year 2000 compliance.

     The Company is currently in the validation phase of its Year 2000 compliance plan, which includes developing test scripts, establishing testing controls, setting target dates, testing data exchange partners, and testing hardware and software. The final phase in the Company's 2000 compliance plan is the implementation phase which is scheduled to be completed in June 1999. The implementation phase task list includes certification of Year 2000 compliance, implementation contingency a plan for non-compliant products and compliance assurance of any new systems or programs acquired.

     No assurance can be made that such third party vendors' efforts will be successful or that the Company's cost associated therewith will be as estimated. However, the Company does not believe any Year 2000 issues will materially affect the Company's products, services or competitive conditions. In addition, the Company does not believe that the cost of addressing the Year 2000 issues or the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues does not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.


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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibit is included herein:

                  (27) Financial Data Schedule

         (b)      Reports on form 8-K:

                  No reports on form 8-K have been filed during the quarter ended September 30, 1998.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PBOC Holdings, Inc.




Date:  November 5, 1998                    By:   /s/ Rudolf P. Guenzel
                                                 -----------------------
                                                     Rudolf P. Guenzel
                                                     President and Chief
                                                     Executive Officer



                                           By:    /s/ J. Michael Holmes
                                                  -----------------------
                                                   J. Michael Holmes
                                                   Executive Vice President
                                                   and Chief Financial Officer