Form 10-K
PBOC HOLDINGS INC
filed 1999-03-22
CIK 1057672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                          COMMISSION FILE NO.: 0-24215

                               PBOC HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


         DELAWARE                                               33-0220233
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)


            5900 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA, 90036 (Address of principal executive offices, including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 938-6300

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NOT APPLICABLE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (Title of Class)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 9, 1999, the aggregate value of the 19,846,166 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 602,539 shares held by all directors and executive officers of the Registrant as a group, was approximately $189.8 million. This figure is based on the last known trade price of $9.5625 per share of the Registrant's Common Stock on March 9, 1999.

Number of shares of Common Stock outstanding as of March 9, 1999:    20,448,705

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PBOC HOLDINGS, INC.
                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                ------

                                           PART I
ITEM 1.       BUSINESS .........................................................     3
                  General ......................................................     3
                  Lending Activities ...........................................     6
                  Investment Activities ........................................    11
                  Sources of Funds .............................................    12
                  Competition ..................................................    14
                  Asset Quality ................................................    14
                  Subsidiaries .................................................    16
                  Regulation ...................................................    17
                  Regulation of Savings and Loan Holding Companies .............    17
                  Regulation of Federal Savings Banks ..........................    18
                  Taxation .....................................................    22
                  Description of Capital Stock .................................    24
                  Common Stock .................................................    25
                  Preferred Stock ..............................................    25
                  Restrictions on Acquisition of the Company ...................    26
ITEM 2.      PROPERTIES ........................................................    29
ITEM 3.      LEGAL PROCEEDINGS .................................................    31
                  The Goodwill Litigation ......................................    31
                  The Shareholder Rights Agreement .............................    33
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    37

                                     PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .............................................    38
ITEM 6.      SELECTED FINANCIAL DATA ...........................................    39
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .......................................    42
                  General ......................................................    42
                  Financial Condition ..........................................    42
                  Results of Operations ........................................    54
                  Average Balances, Net Income, Yields Earned and Rates Paid ...    56
                  Rate / Volume Analysis .......................................    57
                  Asset and Liability Management ...............................    61
                  Liquidity and Capital Resources ..............................    65
                  Asset Quality ................................................    66
                  Year 2000 ....................................................    67
                  Recent Accounting Pronouncements .............................    68
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .........    69
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................    70
ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE ......................................................    107

                                    PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................    108
ITEM 11.     EXECUTIVE COMPENSATION ............................................    108
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ......................................................    108
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................    108

                                     PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K ........................................................    108

     WHEN USED IN THIS FORM 10-K OR FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), IN THE COMPANY'S PRESS RELEASES OR OTHER PUBLIC OR STOCKHOLDER COMMUNICATIONS, OR IN ORAL STATEMENTS MADE WITH AN APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WOULD BE", "WILL ALLOW", "INTENDS TO", "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, SUBSTANTIAL CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT AND OTHER RISK OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a Delaware corporation which was organized in 1987 to acquire the People's Bank of California from the Federal Savings and Loan Insurance Corporation ("FSLIC") in connection with its conversion from mutual to stock form. (Unless the context otherwise requires, references herein to the Company include the Bank and its other subsidiaries.) The Company owns 100% of the Common Stock of the Bank, which is its primary investment. The Bank is a federally chartered savings bank which was originally organized in 1887 under California law and conducts business from its executive offices located in Los Angeles, California and 20 full-service branch offices located primarily in Los Angeles County as well as Orange and Ventura Counties in Southern California. In addition, the Company currently operates 43 automated teller machines ("ATMs"), 20 of which are in stand-alone facilities, Southern California. At December 31, 1998, the Company had total assets of $3.3 billion, net loans receivable of $2.1 billion, total deposits of $1.5 billion and total stockholders' equity of $180.6 million.

     In May 1998, the Company along with (i) the Trustees of the Estate of Bernice Pauahi Bishop, also known as Kamehameha Schools Bernice Pauahi Bishop Estate (the "Bishop Estate"), a charitable educational trust established under Hawaii law, (ii) BIL Securities (Offshore) Limited ("BIL Securities"), a wholly owned subsidiary of Brierley Investments Limited, a New Zealand corporation, and
(iii) Arbur, Inc. ("Arbur"), a Delaware corporation (collectively, the "Material Stockholders") consummated a public offering of the Company's Common Stock (the "Offering"). In the Offering, the Company issued 10,196,667 shares of Common Stock at $13.75 per share and received net proceeds of $129.6 million. Additionally, the Material Stockholders sold 4,370,000 shares of Common Stock at $13.75 per share and received $56,183,950 in return. Upon consummation of the Offering, the Bishop Estate, BIL Securities and Arbur owned 21.76%, 8.74% and 2.91%, respectively, of the Common Stock outstanding. Such continuing ownership of the Common Stock, coupled with provisions which are contained in a 1998 Stockholders' Agreement which permit the Material Stockholders to nominate up to three of the seven directors of the Company so long as they are Material Stockholders, will permit the Material Stockholders to continue to influence the election of directors, and thereby the policies of the Company and its subsidiaries. See "The Stockholders' Agreement" in the Company's Proxy Statement dated March 22, 1999, which is incorporated by reference into ITEM 10. hereof.

     THE GOODWILL LITIGATION. In connection with the Company's acquisition of the Bank in April 1987, the Bank was permitted to include in its regulatory capital and recognize as supervisory goodwill $217.5 million of cash assistance provided to the Bank by the FSLIC (the "Capital Credit"), as well as $79.7 million of goodwill which was recorded by the Bank under generally accepted accounting principles ("GAAP"). In August 1989, Congress enacted the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") which provided, among other things, that savings institutions such as the Bank were no longer permitted to include goodwill in their regulatory capital (subject to a gradual phaseout which expired on December 31, 1994). Consequently, the Bank was required to write-off its goodwill (subject to the phaseout), which resulted in the Bank failing to comply with its minimum regulatory capital requirements during 1990 and 1991. The balance of the Bank's GAAP goodwill was written off as unrealizable in 1992. The Company, the Bank and certain current and former stockholders of the Company have sued the U.S. Government with respect to the required write-off of its Capital Credit and supervisory goodwill in a lawsuit entitled SOUTHERN

CALIFORNIA FEDERAL SAVINGS AND LOAN ASSOCIATION, ET AL. V. UNITED STATES, No. 93-52-C, which seeks damages for breach of contract and for deprivation of property without just compensation and without due process of the law. In connection with the Offering, the Company, the Bank and each of the Material Stockholders individually entered into a Shareholder Rights Agreement whereby each Material Stockholder received one Contingent Goodwill Participation Right ("Right") for each share of Common Stock held by the Material Stockholder. Each Right entitles such Material Stockholder to receive 0.0009645% of the Litigation Recovery (as defined herein), or 95% of the Litigation Recovery by all Material Stockholders on an aggregate basis. As defined herein, the Litigation Recovery is the amount, if any, recovered by the Company and/or the Bank as a result of a settlement or judgment with respect to such litigation, net of certain expenses, income taxes and other payments. The remaining 5% of such Litigation Recovery, if any, will be retained by the Company and/or the Bank. See "The Goodwill Litigation" and "The Shareholder Rights Agreement" in ITEM 3. hereof.

     1992 AND 1995 RECAPITALIZATIONS. In July and August 1992, the Company issued $48.0 million of senior notes and, after payment of the transaction fees and expenses, contributed $43.5 million of the net proceeds from such sale to the Bank (the "1992 recapitalization"). As a result of the 1992 recapitalization, the Bank was able to satisfy its minimum regulatory capital requirements. Notwithstanding the 1992 recapitalization, due to the required write-off of the Bank's Capital Credit and supervisory goodwill, the Bank's capital was not sufficient to absorb the significant credit losses which the Bank continued to recognize. Such credit losses were due in large part to the continued deterioration in the Southern California economy which had begun with the national recession at the start of the decade and the decline in market values of real estate resulting in part from the Northridge earthquake of 1994. As a result, the Bank experienced dramatically increased levels of non-performing assets and troubled debt restructurings and, therefore, a loss of interest income, increased operating expenses and substantially higher provisions for losses. As a result of the foregoing, during 1994, the Bank again fell out of compliance with its regulatory capital requirements. In June 1995, the senior notes issued in the 1992 recapitalization were contributed to the capital of the Bank and the Material Stockholders invested $10.0 million in new senior notes and $48.5 million in preferred stock of the Company, substantially all of the proceeds of which were also contributed to the Bank in order to satisfy the Bank's minimum regulatory capital requirements (the "1995 recapitalization"). In connection with the consummation of the Offering, the senior notes of the Company were prepaid, and the various outstanding series of preferred stock of the Company were exchanged for Common Stock. See "The Stockholders' Agreement" in the Company's Proxy Statement, dated March 22, 1999, which is incorporated by reference into ITEM 10. hereof.

     NEW MANAGEMENT AND BUSINESS STRATEGY. In connection with the 1995 recapitalization, the Bank replaced its former senior managers with a new management team with considerable experience in commercial banking and problem asset resolution. The new management team includes Rudolf P. Guenzel, President and Chief Executive Officer, J. Michael Holmes, Executive Vice President and Chief Financial Officer and William W. Flader, Executive Vice President, all of whom worked together at BancFlorida Financial Corp. ("BancFlorida"), and each of whom has more than 20 years experience in the banking industry.

     The Company under its new management has changed the name of the Company from SoCal Holdings, Inc. to PBOC Holdings, Inc. and the name of the Bank from Southern California Federal Savings and Loan Association to People's Bank of California, in each case to reflect the new emphasis placed on providing customers with full banking services. In its efforts to rehabilitate the Bank, the new management team adopted a business strategy designed to reduce problem assets, increase net interest income, reduce operating expenses and cost of funds and maximize profitability while limiting interest rate and credit risk. Since the 1995 recapitalization, management's attention has been focused on the foregoing initiatives. As the Company has improved its problem assets and with the Company's return to profitability in 1996 and 1997, the Bank has been increasingly redirecting its emphasis to its core lending functions. New management's business strategy is based on the following key elements:

     - REDUCE NON-PERFORMING ASSETS. The Bank has organized its loan review function through the implementation of an internal asset review system. The Bank created an internal asset review committee and established loan review and special assets departments in order to focus on the early identification of potential problem assets and the administration, rehabilitation or liquidation of the Bank's non-performing assets. As a result of the foregoing and improved economic conditions in California, non-performing assets and troubled debt restructurings have declined from $78.7 million or 4.6% of total assets at December 31, 1994 to $14.8 million or 0.4% of total assets at December 31, 1998. Decreases in the Bank's non-performing assets have resulted in reductions in provisions for losses, which have contributed to the Company's improved operating results.

     - IMPROVE OPERATING EFFICIENCY. Since the change in the Company's management, the Bank has emphasized improving the Bank's operating efficiency. New management centralized the Bank's underwriting functions which, in the opinion of management, has allowed the Bank to underwrite and approve loans faster and more efficiently. The Bank has also significantly reduced its operating expenses through the consolidation of certain of its operations and, to a lesser extent, staff reductions. The ratio of the Company's operating expenses to average total assets has steadily decreased, from 2.14% during the year ended December 31, 1994 to 1.55% and 1.67% (1.12% excluding one-time IPO-related expenses) during the years ended December 31, 1997 and 1998, respectively. Despite the Bank's recent cost-cutting efforts, management believes that it has significant operating leverage and, therefore, continued incremental growth will not cause the Company's ratio of operating expenses to average total assets to increase by a corresponding amount.

     - REDUCE FUNDING COSTS. The Bank has reduced its overall cost of funds by promoting retail deposit growth (particularly transaction accounts), allowing its out-of-market, institutional jumbo certificates of deposit to run off as they mature and replacing higher cost, short-term Federal Home Loan Bank ("FHLB") advances with lower cost, intermediate-term reverse repurchase agreements and FHLB advances. Prior to 1995, the Bank relied to a large extent on wholesale sources of funds, such as out-of-market, institutional jumbo certificates of deposits and FHLB advances, which resulted in a high cost of funds and reduced margins. As a result of the foregoing changes, the Bank's transactional accounts (passbook, NOW and money market accounts) have increased from $183.2 million or 13.2% of total deposits at December 31, 1994 to $433.0 million or 28.1% of total deposits at December 31, 1998. Over such period, the Bank eliminated out-of-market, institutional jumbo certificates of deposit totaling $122.2 million.

     - REVISE INVESTMENT POLICY. Since June 1995, the Bank has been replacing relatively illiquid securities with more liquid U.S. Government agency obligations and U.S. Government agency mortgage-backed securities. The securities disposed of included collateralized mortgage obligations and other mortgage derivative products, which did not qualify as collateral with respect to borrowings or other obligations of the Bank, while the U.S. Government agency obligations and U.S. Government agency mortgage-backed securities increase the credit quality of the Bank's assets, require less capital under risk-based regulatory capital requirements and may be used to collateralize borrowings or other obligations of the Bank. In 1998, the Bank invested in investment-grade corporate trust preferred securities, primarily adjustable rate, as a means of mitigating the prepayment and call risk of mortgage-backed securities and to manage interest-rate risk. At December 31, 1998, the Bank held $590.8 million of mortgage-backed securities, $501.1 million of which were secured by loans with adjustable rates, $37.0 million of U.S. Government and agency obligations and $325.0 million of corporate trust preferred securities. The adjustable-rate nature of the loans underlying the Bank's mortgage-backed securities has assisted the Bank in managing its interest rate risk exposure.

     - REVISE INTEREST RATE RISK POLICY. Management's strategy is to match asset and liability balances within maturity categories to limit the Bank's exposure to earnings variations as well as variations in the value of assets and liabilities as interest rates change over time. The Bank under prior management hedged its interest rate exposure externally through the use of various interest rate contracts, such as interest rate swaps, corridors, caps and floors. The Bank's current strategy is to hedge internally through the use of core transaction deposit accounts, FHLB advances and reverse repurchase agreements, together with an emphasis on investing in shorter-term or adjustable-rate assets. At December 31, 1998, the Company had $1.7 billion in assets maturing or repricing within one year and $1.4 billion in liabilities maturing or repricing within one year. As of such date, the Company's one-year interest rate sensitivity gap as a percent of total assets amounted to 8.05%.

     - EXPAND COMMERCIAL BUSINESS AND CONSUMER LENDING. Since June 1995, the Bank has hired over 20 individuals with significant expertise in commercial and consumer lending. The increase in staffing has enabled the Bank to increase its commercial business and consumer loan originations. During the years ended December 31, 1998 and 1997, the Bank originated in the aggregate $94.0 million and $32.6 million of commercial business and consumer loans (including loans secured by deposits), which amounted to 15.5% and 20.3% of total loan originations, respectively. Management intends to continue to place increased emphasis on building these portfolios. Commercial business and consumer loans generally have shorter terms and higher interest rates than single-family residential loans but are generally considered to have a higher level of credit risk.

     - INCREASE INTEREST-EARNING ASSETS. The Bank has and will continue to pursue a policy of utilizing its existing infrastructure to grow its loan and securities portfolios as well as its retail franchise. During 1997, the Bank established People's Preferred Capital Corporation ("PPCCP"), an operating subsidiary of the Bank and a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), to acquire, hold and manage primarily mortgage assets. In connection therewith, the Bank has leveraged the $35.7 million of net proceeds raised in a public offering of preferred stock of PPCCP through wholesale purchases of an aggregate of $408.8 million of adjustable-rate single-family residential loans, which were funded by short- to intermediate-term FHLB advances. Because these loans were purchased during the initial teaser rate period, the initial weighted average interest rate and yield were significantly less than the fully indexed rate and yield. As these loans adjust to their fully indexed rate and yield during the balance of 1998 and early 1999, it is anticipated that the weighted average interest rate and weighted average yield of such loans will significantly increase. Such loan purchases significantly increased the size of the Bank's residential mortgage portfolio.

          Similarly, in 1998, the Company leveraged the $129.6 million of net proceeds raised from the Offering, primarily through $876.9 million wholesale purchases of primarily single-family residential loans which were funded by increases in deposits, intermediate-term reverse repurchase agreements and FHLB advances, consistent with management's asset and liability management strategies. As the Bank is able to grow its deposit accounts and increase its loan originations, management's strategy is to replace, over time, such wholesale borrowings with core deposits and replace its wholesale loan purchases with internally originated loans.

     - EXPAND THE BANK'S FRANCHISE. Management of the Company is attempting to enhance the Bank's branch franchise by opening new offices in strategic markets and pursuing branch acquisitions within its market area when appropriate. As of December 31, 1998, the Bank operated out of 20 full-service branch offices located primarily in Los Angeles County as well as Orange and Ventura counties in Southern California. In addition, the Company currently operates 43 ATMs, 20 of which are in stand-alone facilities in various locations throughout Southern California. The Company may also consider whole bank acquisition opportunities.

     REGULATION. The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the FHLB of San Francisco, which is one of the 12 regional banks which comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. See "Regulation."

LENDING ACTIVITIES

     GENERAL. The Company is focused on increasing the Bank's lending activities. With the reduction in the Company's non-performing assets and the Company's return to profitability in 1996, the Bank is again actively originating and purchasing loans. Total loan originations and purchases have increased from $61.7 million during the year ended December 31, 1996 to $666.4 million during the year ended December 31, 1997 and to $1.5 billion during the year ended December 31, 1998.

     At December 31, 1998, the Bank's total loans receivable amounted to $2.1 billion, which represented 64% of the Company's $3.3 billion in total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multi-family residential properties. At December 31, 1998, such loans constituted $1.5 billion and $366.6 million, or
69.6 % and 17.1%, respectively, of the total loan portfolio. Substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the

Department of Veterans Affairs. The Bank has also historically originated to a much lesser extent commercial real estate loans, which amounted to $206.4 million or 9.6% of the total loan portfolio at December 31, 1998. At December 31, 1998, commercial business and consumer loans (including loans secured by deposits) amounted to $62.7 million and $57.4 million, respectively.

     The Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Bank's primary market area for originations is Los Angeles County and, to a lesser extent, Orange and Ventura Counties in Southern California. The Bank intends from time to time to purchase additional loans to supplement its loan origination activity, which may include loans secured by properties outside of the Bank's primary market area in California as well as in other states.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, existing customers, walk-in customers and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process. With an orientation under new management to make the branch office network more responsive to customers needs, loan applications now are taken at all of the Bank's branch offices. The Bank's centralized underwriting department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by the Bank's staff as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank requires title, hazard and, to the extent applicable, flood insurance on all security property.

     Mortgage loan applications are initially processed by loan officers who have approval authority up to designated limits. Senior officers of the Bank who serve on the Credit Committee acting together have additional approval authority. All loans in excess of such designated limits are referred to the Bank's Credit Committee, comprised of the Bank's Senior Credit Officer, the Senior Lending Officer, the Chief Financial Officer and the Executive Vice President of Retail Banking, which has approval authority for all loans in excess of $1.0 million and up to $5.0 million. Any loans exceeding $5.0 million must be approved by the Board of Directors of the Bank.

     The Bank's commercial loan officers have approval authority up to designated limits. The commercial loan officers do all of the underwriting associated with an application and prepare the credit authorization for submission to the Senior Commercial Lending Officer for verification. Loans in excess of $100,000 are referred directly to the Senior Commercial Lending Officer who has authority to approve loans up to $500,000. The Bank's Senior Lending Officer or Senior Credit Officer can approve loans up to $1.0 million. Loans in excess of such amounts fall under the jurisdiction of the Credit Committee or the Board of Directors, based on the loan amounts set forth above.

     Applications for consumer loans, as well as the Bank's smaller "business express" loans, which range between $5,000 and $50,000, are taken in the Bank's branches and submitted to the Vice President, Manager of the Bank's Business Center, who has authority to approve consumer loans up to $300,000. Other consumer loan officers have approval authority up to lesser designated amounts.

     In order to improve the Bank's balance sheet as well as due to asset and liability management considerations, during the year ended December 31, 1997, the Bank sold $85.2 million of single-family residential mortgage loans tied to the FHLB 11th District Cost of Funds ("COFI") and reinvested $59.0 million of such proceeds in one year adjustable-rate single-family residential mortgage loans. Management used the balance of the sale proceeds to purchase $4.8 million and $5.0 million of multi-family residential loans and a land loan, respectively. In addition, during the last quarter of 1997, management leveraged the capital raised in the PPCCP offering by purchasing in two transactions an aggregate of $408.8 million of adjustable-rate single-family residential mortgage loans. The Bank intends to focus on loan originations, but may continue to selectively purchase residential mortgage loans that meet its underwriting criteria from time to time in order to supplement its loan originations.

     In 1998, the Bank leveraged the capital raised from the Offering primarily through purchases of single-family residential loans totaling $821.7 million. Such loans were generally underwritten in accordance with the Bank's underwriting guidelines for direct originations, and were a mix of adjustable and fixed-rate loans.

     A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, the Bank's regulatory limit on loans-to-one borrower was $29.3 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $15.0 million, $13.1 million, $7.8 million $7.3 million and $5.0 million. All of these five largest loans or loan concentrations were secured by commercial real estate and multi-family residential properties, except that the $15 million loan is secured by marketable securities and the $7.8 million loan is unsecured. All of these loans or loan concentrations were performing in accordance with their terms at December 31, 1998.

     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 1998, $1.49 billion or 68% of the Bank's gross loan portfolio consisted of such loans. The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation except for non-conforming loan size which would permit the sale of loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market.

     Although the Bank has historically originated its single-family residential loans internally, in an effort to enhance its ability to originate greater volumes of loans without increasing its staff, during 1997, the Bank entered into agreements with various mortgage brokers with respect to the origination of single-family residential loans. Under the terms of such agreements, the mortgage brokers originate loans on behalf of the Bank using the Bank's loan documents. Such loans (which generally conform except for the size of the loans with FHLMC and FNMA resale requirements) are originated and underwritten in accordance with the Bank's underwriting policies. Currently, the Bank originates approximately 50% of its single-family residential loans pursuant to such mortgage broker relationships. The Bank currently utilizes approximately 51 mortgage brokers and management believes that its single-family loan originations are of high quality based on its scoring results (average FICO score as of December 31, 1998 over 700). Substantially all of the single-family residential loans originated by the Bank (either internally or through mortgage brokers) are secured by properties located within the Bank's market area.

     Although the Bank had not been an active purchaser of single-family residential loans, during 1997, the Bank established PPCCP as a REIT and leveraged the capital generated from two transactions through wholesale purchases of an aggregate of $408.8 million of adjustable-rate (based upon a weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) single-family residential loans, which were funded by short- to intermediate-term FHLB advances. Such purchases significantly increased the size of the Bank's residential mortgage portfolio. Similarly, in 1998, the Bank leveraged the proceeds raised from the Offering through wholesale purchases of $821.7 of single-family residential loans. As the Bank is able to increase its loan originations, management intends to, over time, replace its wholesale loan purchases with loans which have been originated internally.

     The Bank currently offers fixed-rate single-family residential loans with terms of 15 or 30 years. Such loans are amortized on a monthly basis with principal and interest due each month. In addition to these traditional products, the Bank offers a fixed bi-weekly pay option, which results in 26 payments per year, thereby permitting a customer to pay off the loan faster than would otherwise be the case. At December 31, 1998, the Bank had $1.2 billion or 77% of fixed rate single-family residential loans in its single-family residential portfolio.

     Since the 1980's, the Bank has also offered a variety of adjustable rate single-family residential mortgage loans. Such loans generally have up to 30 year terms. Presently, the Bank offers a "5/1 Product," in which the loan is fixed at origination for a five year period, after which the interest rate adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable rate loans are currently not convertible into fixed rate loans and do not contain prepayment penalties. Approximately 23% of the single-family residential loans in the Bank's single-family residential loan portfolio at December 31, 1998 had adjustable interest rates.

     Under prior management, the Bank's adjustable rate loans were tied to COFI, which does not adjust as rapidly to changes in interest rates as the U.S. Treasury constant comparable maturity index now utilized by the Bank. The Bank has discontinued the use of COFI-based loans. At December 31, 1998, 51% of the Bank's adjustable rate single-family loans were tied to COFI.

     Adjustable rate mortgage loans decrease but do not eliminate the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable rate mortgage loans also fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increase, thus increasing the potential for default.

     The Bank previously offered a variety of adjustable rate programs, which provided for interest rates which adjusted periodically based on COFI. However, to protect borrowers from unlimited interest rate and payment increases, the majority of these adjustable rate loans have a maximum interest rate change ("interest rate cap") from the initial reduced interest rate period and/or over the life of the loan. In certain loan programs, these protections for borrowers can result in monthly payments which are greater or less than the amount required to amortize the loan by its maturity at the interest rate in effect in any particular month. In the event that the monthly payment is not sufficient to pay the interest accruing during the month, the deficiency is added to the loan's principal balance ("negative amortization"). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan may be insufficient to fully satisfy the outstanding principal and interest. While the outstanding balance of the loan may increase because of negative amortization, the risk of default may be decreased as borrowers have a lower debt service burden or a debt service requirement that increases more slowly than fully amortizing loans. In the event that the monthly payment exceeds the amount necessary to pay the interest accruing during the month, the excess is applied to reduce the loan's principal balance, which would result in an earlier payoff of the loan. At December 31, 1998, the Bank had approximately $84.1 million of single-family residential loans with negative amortization features.

     The Bank is permitted under applicable law to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio). However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will generally lend up to 90% of the appraised value of the property securing a single-family residential loan. However, the Bank generally obtains private mortgage insurance on the principal amount that exceeds 80% of the appraised value of the security property. For properties with an appraised value in excess of $400,000, the Bank will generally not lend in excess of 80%. At December 31, 1998, $19.0 million or 12.1% of the Bank's single-family residential loans had loan-to-value ratios in excess of 80% and did not have private mortgage insurance. In addition, as of such date, the Bank's single-family residential loans had a weighted average loan-to-value ratio of 67.1%.

     In 1997, the Bank sold the servicing rights both with respect to substantially all of its residential mortgage loans as well as the residential mortgage loans which the Bank was servicing for others to Temple Inland Mortgage Corporation (the "Residential Servicing Agent"), a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party. The sale of loan servicing was predicated upon new management's determination that it was costly and inefficient for the Bank to service a varied collection of loan products which it no longer offered. The Bank recognized a gain on sale of $3.2 million during the year with respect to the Bank's loans serviced for others and an additional $5.3 million, related to the Bank's mortgage loans, which was deferred and is being recognized over the period of the lives of the loans.

     In connection with the Bank's sale of servicing, the Bank entered into a servicing agreement with the Residential Servicing Agent (the "Residential Servicing Agreement"), pursuant to which the Residential Servicing Agent will service substantially all of such residential mortgage loans. The Bank terminated the Forward Production Servicing Purchase and Sale Agreement with the Residential Servicing Agent in early 1998, and the Bank began servicing all of the residential mortgage loans it originated after February 20, 1998.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 1998, the Bank had an aggregate of $366.6 million and $206.4 million invested in multi-family and commercial real estate loans, respectively, or 17% and 9% of the gross loan portfolio, respectively. The Bank has generally targeted higher quality, smaller commercial real estate loans with principal balances of up to $1.0 million. In originating such loans, the Bank relies on relationships it has developed with brokers, correspondents and mortgage brokers.

     The Bank's multi-family loans are secured by multi-family properties of five units or more, while the Bank's commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in California. The Bank will presently originate these loans for terms of up to 10 years based upon a 20 to 25 year loan amortization period and up to 15 years for loans amortized over a period of 15 years or less. The Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the later based on the one year U.S. Treasury index of constant comparable maturities. Adjustable rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is 75%. As part of the criteria for underwriting commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.20 or more. It is also the Bank's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.

     Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting the extent of its commercial real estate lending generally. In addition, the Bank imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral.

     Originations of multi-family and commercial real estate loans increased from an aggregate of $14.8 million during the year ended December 31, 1996 to $40.0 million during the year ended December 31, 1997 and to $124.1 million during the year ended December 31, 1998. The Bank began making purchases of multi-family and commercial real estate loans during the year ended December 31, 1997. Such loan purchases aggregated $17.7 million in 1997 and $23.5 million in 1998.

     COMMERCIAL BUSINESS AND CONSUMER LOANS. The Bank is placing increased emphasis on the development of a commercial business and consumer-lending program within the areas serviced by its branches. Toward that end, the Bank during 1998 hired over 20 individuals with significant expertise in commercial and consumer credit administration and lending. Except for loans secured by deposits, the Bank did not engage in this type of lending activity prior to 1996. During the years ended December 31, 1998 and 1997, the Bank originated $94.0 million and $32.6 million, respectively, of commercial business and consumer loans, which amounted to 15.5% and 20.3% of total originations during such respective periods.

     The Bank is making and intends to make commercial business loans including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans and loans guaranteed by the Small Business Administration ("SBA"). Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 75% or less. Loan terms may vary from one to 7 years. The interest rates on such loans are generally variable and are indexed to the WALL STREET JOURNAL Prime Rate, plus a margin.

     The Bank intends to grow its SBA lending business, on which loans are guaranteed up to certain levels by the SBA. The SBA-guaranteed loans bear adjustable rates tied to the lowest published New York prime rate, adjusted monthly, plus a margin, which depends on the term of the loan. The loans generally have amortization schedules of seven to 25 years, depending on the purpose of the loan. Each loan is reviewed by the SBA and, depending on the size of the loan and the proposed use of proceeds, the SBA establishes what percentage of the loan it will guarantee. The guarantee cannot exceed 80% of the loan or $750,000, whichever is less. The guarantee applies not only to the principal, but also covers accrued interest, foreclosure costs, legal fees and other expenses. The plans to obtain preferred lender status, which will permit it to underwrite and close such loans much more promptly. At December 31, 1998, approximately $12.0 million of the Bank's $62.7 million in commercial business loans were comprised of SBA loans.

     The Bank is authorized to make loans for a wide variety of personal or consumer purposes but had not engaged in any lending other than loans secured by deposits for most of the 1990s. The Bank began originating home equity loans and lines of credit and automobile loans in August 1996 in order to provide a wide range of products and services to its customers. The Bank also offers overdraft protection and unsecured lines of credit. At December 31, 1998, home equity loans and lines amounted to $5.6 million. On owner-occupied homes, these loans and lines are originated by the Bank for up to 80% of the first $350,000 of appraised value plus up to 50% of the remainder, less the amount of any prior liens on the property. For non-owner occupied properties, the Bank will lend up to 75% of the first $250,000 of appraised value plus 50% of the remainder, less the amount of existing liens on the property. Home equity loans and lines of credit have a maximum term of 25 years and carry variable interest rates. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage).

     The Bank also originates loans secured by new and used automobiles, primarily through an indirect lending program with automobile dealers. The maximum term for the Bank's automobile loans is 84 months for a new luxury car loan and 72 months with respect to a used luxury car loan. For all other models, the maximum term is 72 months for new vehicles and 60 months for used vehicles. The Bank will lend up to 100% of the purchase price on new car loans with a purchase price of $25,000 or more, and up to 80% for new and used vehicles (up to five years). On used vehicles, the Bank will finance up to 80% of the lower of the total purchase price or 100% of the National Automobile Dealers' Association Wholesale Blue Book Value. The Bank requires all borrowers to maintain automobile insurance with the Bank named as loss payee. At December 31, 1998, the Bank had $41.9 million of indirect automobile loans and $2.2 million of direct automobile loans in portfolio.

     Commercial business and consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. The Bank believes that the generally higher yields earned on commercial business and consumer loans compensate for the increased credit risk associated with such loans and the Bank intends to continue to offer such loans in order to provide a full range of services to its customers.

INVESTMENT ACTIVITIES

     The Bank's securities portfolio is managed by the Executive Vice President and Chief Financial Officer in accordance with a comprehensive written Investment Policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the Board of Directors of the Bank. The management of the securities portfolio is set in accordance with strategies developed by the Bank's Asset/Liability Management Committee.

     The Bank's Investment Policy authorizes the Bank to invest in U.S. Treasury obligations (with a maturity of up to five years), U.S. agency obligations (with a maturity of up to five years), U.S. Government agency mortgage-backed securities (limited to no more than 50% of the Bank's total assets), bankers' acceptances (with a maturity of 180 days or less), FHLB overnight deposits, investment-grade corporate trust preferred obligations, investment-grade commercial paper (with a maturity of up to nine months), federal funds (with a maturity of one month or less), certificates of deposit in other financial institutions (with a maturity of one year or less), repurchase agreements (with a maturity of six months or less), reverse repurchase agreements (with a maturity of two years or less) and certain collateralized mortgage obligations (with a weighted average life of less than ten years).

     At December 31, 1998, the Bank's securities portfolio consisted of $590.8 million of mortgage-backed securities, $584.5 million of which were classified as available-for-sale and $6.3 million of which were classified as held-to-maturity, $37 million of U.S. Government agency obligations, $325 million of investment-grade trust preferred securities and $58.5 million of SBA certificates. Of the Bank's total investment in mortgage-backed securities at

December 31, 1998, $95.5 million consisted of Government National Mortgage Association ("GNMA") certificates, $262.2 million consisted of FNMA certificates, $153.9 million consisted of non-agency certificates and $79.2 million consisted of FHLMC certificates. Of the $590.8 million of mortgage-backed securities at December 31, 1998, $90 million consisted of fixed-rate securities and $501.1 million consisted of adjustable-rate securities. Of the Bank's $37 million of U.S. Government and federal agency obligations at December 31, 1998, none were scheduled to mature within one through five years thereof, $37 million were scheduled to mature after five through ten years thereof and none were scheduled to mature after ten years. Of the Bank's $974.2 million of mortgage-backed and other securities available-for-sale as well as held-to-maturity at December 31, 1998, none were scheduled to mature within one year thereof, $59.6 million were scheduled to mature after one through five years thereof, $192.6 million were scheduled to mature after five through ten years thereof and $722.0 million were scheduled to mature after ten years.

     Under new management, the Bank has significantly increased its purchases of primarily adjustable-rate mortgage-backed securities with interest rate adjustments tied to the U.S. Treasury index of constant comparable maturity. The Bank's aggregate securities portfolio, net of repayments and prepayments and sales, increased by $67.6 million or 13.2% between 1996 and 1997 and increased by $430.4 million or 74.1% during 1998. At December 31, 1998, such portfolio amounted to $1.0 billion.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

     The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $240,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgage, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

SOURCES OF FUNDS

     SENIOR DEBT OF THE COMPANY. In June 1995, the Company issued $10.0 million aggregate principal amount of unsecured senior notes in conjunction with the 1995 recapitalization. The senior notes contain an initial pay rate and accrual rate of 7% and 10.75%, respectively, and the accrual rate increased to 11.15% on June 30, 1996. The difference between the pay rate and accrual rate is deferred and compounded annually at the accrual rate commencing on June 30,

1996. Interest of approximately $1.8 million, calculated at the pay rate of 7%, was paid on September 30, 1997 for the period from issuance of the senior notes to that date. Beginning with the quarter ended December 31, 1997, interest at the pay rate was payable quarterly. The Company repaid the outstanding balance, plus accrued interest, in connection with the Offering.

     THE BANK'S SOURCES OF FUNDS GENERALLY. The Bank will consider various sources of funds to fund its investing and lending activities and evaluates the available sources of funds in order to reduce the Bank's overall funding costs, subject to the Bank's asset and liability management policies. Deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in the Bank's lending and investing activities, and for other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which it believes to be the most cost effective, consistent with the Bank's asset and liability management policies. Products are priced each week through the Bank's Asset Liability Management Committee.

     DEPOSITS. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include passbook accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, fixed rate, fixed-maturity retail certificates of deposit ranging in terms from 90 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo (generally greater than $100,000) certificates and public deposits.

     The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Although the Bank has in the past utilized the services of deposit brokers to attract out-of-market, institutional certificates of deposit, the Bank has allowed such brokered deposits to run off as they mature and is not accepting any new brokered deposits.

     The Bank currently operates a total of 43 ATMs, of which 20 are in stand-alone facilities. The Bank recently began to operate 20 of such ATMs within a chain of health clubs located in Southern California. The Bank also has an option to install and operate up to an additional three ATMs within such chain of health clubs. As of June 30, 1998, after giving effect to the consolidation activity in California, the Bank ranked seventh in terms of thrift deposit market share in Los Angeles, Orange and Ventura Counties.

     BORROWINGS. The Bank obtains both fixed and variable rate long- and short-term advances from the FHLB of San Francisco upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and investment securities or lending activities and have been collateralized with a pledge of loans, securities in the Bank's portfolio or any mortgage-backed or investment securities purchased.

     Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1998, the Bank had total FHLB of San Francisco advances of $1.2 billion at a weighted average interest rate of 5.38%, $14 million of which matures in 1999, $185 million of which matures in 2000, $25 million of which matures in 2001, $139 million of which matures in 2002, $525 of which matures in 2003 and the remaining $310 million of which matures in 2008. FHLB advances increased by $726 million during 1998, as the Bank leveraged the capital raised in the Company's Offering. The Bank used such FHLB advances to fund the wholesale purchase of $464.5 million of adjustable-rate single-family residential mortgage loans and $357.2 million of fixed rate single-family residential mortgage loans.

     Since 1996, the Bank has increasingly relied on obtaining funds from the sale of securities to investment dealers under reverse repurchase agreements. At December 31, 1998, reverse repurchase agreements amounted to $364 million, as compared to $340.8 million and $192.4 million at December 31, 1997 and 1996, respectively. As of December 31, 1998, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements was 3.73 years compared to
2.71 years at December 31, 1997, and such reverse repurchase agreements had a weighted average interest rate of 5.61% compared to 5.76% and 5.49% at December 31, 1997 and 1996, respectively. In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (which range in maturity from overnight to ten years) at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Bank has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Bank's securities in the normal course of their operations. However, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost short-term funding source for the Bank. Nevertheless, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, the Bank only deals with large, established U.S. investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than sales of securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements.

COMPETITION

     The Bank experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans.

     The Bank competes with other thrift institutions, commercial banks, insurance companies, credit unions, thrift and loan associations, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks is particularly strong. Many of the nation's thrift institutions and many large commercial banks have a significant number of branch offices in the areas in which the Bank operates.

     In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, loan-to-value ("LTV") ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Bank's future performance is dependent on its ability to originate a sufficient volume of loans in its local market areas. There can be no assurance that the Bank will be able to effect such actions on satisfactory terms.

ASSET QUALITY

     GENERAL. During 1995 and 1996, the Bank's new management reorganized the Bank's loan review function through the implementation of an internal asset review system. The Bank created an internal asset review committee and established loan review and special assets departments and revised its loan underwriting, credit, collection and monitoring procedures. New management initiated a policy to take title to non-performing assets as promptly as practicable and improve the properties' physical condition where appropriate so that marketing efforts may be commenced. In the case of commercial properties, management takes steps to enhance net operating income with respect to its properties in order to command a better sales price. The Bank's future results of operations will be significantly affected by its ability to continue to maintain its reduced level of non-performing assets without incurring additional material losses.

     LOAN DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the grace period after a payment is due, which is generally ten days on commercial loans and 15 days on residential loans. At such time, a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends past the applicable grace period, the loan file and payment history are reviewed and continued efforts are made to collect the loan. In the event that no contact with the borrower is made, or no payment is received by the end of the grace period, a Notice of Intent to Foreclose ("Notice") is sent. Depending upon the scheduled payment date, this Notice is sent no later than 30 days after the due date for residential loans and no later than 15 days after the due date for commercial loans.

     Under the Bank's management team, the accounts are monitored on a weekly basis by the servicing department. With respect to commercial loans, a trial balance is updated weekly, and those accounts that are identified as being past the due date are assigned to staff to begin the collection process. With respect to commercial loans, delinquent reports and a listing of those accounts for which a Notice has been issued are sent to senior management and the Special Assets Department to provide advance information as to potential problems which may fall under their Department in the coming quarter. Generally when an account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

     NON-PERFORMING ASSETS. With respect to residential mortgage loans, as described under "--Single-family Residential Real Estate Loans," the Residential Servicing Agent or other servicers services a substantial amount of the Bank's loan portfolio. The Bank began servicing all of the residential mortgage loans it originated after February 20, 1998. The Bank began servicing all of the residential mortgage loans it originated after February 20, 1998. The Residential Servicing Agreement requires the Residential Servicing Agent to foreclose upon or otherwise comparably convert the ownership of properties securing such residential mortgage loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments. When residential mortgage loans handled by the Residential Servicing Agent go into non-accrual status, the Bank may request that they be transferred back to the Bank. All loans serviced by the Residential Servicing Agent which become real estate owned are automatically transferred to the Bank.

     All commercial loans held in the Bank's portfolio are reviewed on a regular basis to determine any potential problems. Monthly committee meetings are held to identify problem assets and to set forth a strategy for the mitigation of loss and the resolution of the problem. Loans are placed on non-accrual status if management has substantive doubts about payment in full of both principal and interest, or if principal and interest is contractually in default for a period of 90 days or more. The Bank provides an allowance for the loss of previously accrued but uncollected interest on all non-accrual loans. Typically, after a collection problem has necessitated the issuance of a Notice, the Special Assets Department will review and recommend the selection and an appointment of a receiver. The Bank's current policy is to have a receiver appointed at the expiration of the Notice, which is 10 days after issuance, unless some type of formal, written agreement with the borrower has been arranged.

     The receiver has specific criteria to fulfill with respect to the management of the property on behalf of the Bank. The first responsibility is to gain control of the cash generated from the property. The receiver is responsible for all collection activity. In addition, the receiver is required to prepare forward forecasting with respect to occupancy and potential rent collections. Approximately 30 to 60 days after a receiver is appointed, the Bank will order a third party appraisal report. The information pertaining to the property operations will be supplied to the appraiser by the receiver. The in-house appraisal department reviews the third party appraisal report for accuracy and reasonableness of assumptions.

     The receiver and the Bank work together in preparing a budget for potential repairs and maintenance, as well as capital expenditure items needed at the property. It is the policy of the Bank to instruct the receiver to utilize all net operating income available to restore the property or units of current vacancy to "lease ready" condition.

     A review of the collateral value is performed to determine if sufficient equity exists to repay the indebtedness in the event of a foreclosure and subsequent sale of the property. The valuation is prepared by the account officer assigned to review the credit facility. The valuation is performed under two scenarios. First, a review of the current market conditions of similar properties within the collateral property's market is completed to ascertain comparable rent and sale data. Second, a discounted cash flow analysis is prepared, utilizing current investor return requirements and capitalization rates. Once a value for the property has been estimated based upon its ability to generate cash flow, expenses associated with the sale of the property, such as broker commissions and closing costs are deducted from the estimated value. A comparison of this amount is made to the loan balance to determine whether a specific allowance or a write-off is appropriate.

     During this on-going process, the Bank and the receiver will identify and catalogue any potential purchasers who call and express an interest in the property prior to the Bank taking title. Once title is transferred, the Bank will then begin the process of contacting those entities that previously expressed an interest to confirm that interest and proceed with the qualification stage.

     REAL ESTATE OWNED. Real estate acquired through foreclosure is carried at the estimated fair value less estimated selling expenses at the date of transfer. A loan charge-off is recorded for any writedown in the loan's carrying value to fair value at the date of transfer. Real estate loss provisions are recorded if the properties' estimated fair value subsequently declines below the value determined at the recording date. In determining the fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

     In preparing a real estate owned property to be marketed for sale, certain repairs are undertaken and other repair items are left as negotiating points pertaining to the sale contract. The Bank may offer to adjust the sale price for such minor repair items, or may offer to deliver the property in a repaired state. As part of the disposition strategy, the Bank may offer financing at current market terms to qualified buyers of the real estate owned. Generally, the Bank requires that the purchaser/borrowing entity provide a minimum of 20% cash toward the purchase of the property. Terms offered are similar to terms being offered on other new originations and at comparable rates. The Special Assets Department makes great efforts to ensure that the underwriting for a loan to facilitate is comparable to other new loan production, and that the transactions are done at arms-length and reflect fair market.

     TROUBLED DEBT RESTRUCTURING. A loan constitutes a troubled debt restructuring ("TDR") if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Among other things, a TDR involves the modification of terms of the loan, including a reduction of the interest rate, an extension of the maturity date at a stated interest rate lower than the current market for new loans with similar risk, a reduction of the face amount of the loan or a reduction of accrued interest. The Bank provides an allowance for the loss of previously accrued but uncollected interest on these, as well as non-accrual loans. Currently, the Bank's TDR's consist of loans collateralized by single- and multi-family residential properties. The majority of these restructurings were entered into during the early 1990's when economic conditions in California were severely depressed or in conjunction with damage to the collateral properties caused by the Northridge earthquake. Management's decision to provide such restructurings was based upon both an internal assessment of the situation and a consensus of other lenders in California who believed that this resolution would be the most effective mitigating measure. Management considers all loans formerly treated as TDRs to be impaired loans in the year of restructuring. Generally, such loans, as well as those previously placed on non-accrual status, are returned to accrual status when the borrower has had a period of repayment performance for twelve consecutive months.

     Under the Bank's new management, the Bank has aggressively focused on problem asset rehabilitation, and has undertaken a number of initiatives in this area. The Bank has established an Internal Asset Review Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer, the Senior Lending Officer, the Senior Credit Officer, and the Vice President and Loan Review Officer. The Committee meets at least monthly and monitors the Bank's assets to ensure proper classification. All multi-family and commercial assets in excess of $500,000, regardless of performance, are reviewed at least once each year. Assets that are classified as special mention are reviewed every six months and those assets classified as substandard are reviewed every three months and, if collateral dependent, a market value analysis is performed on the property to determine whether valuation allowances are required. Loans that are non-performing, subject to workout or forbearance or classified substandard are monitored and managed through the Senior Credit Officer. Assets that are foreclosed and become real estate owned continue to be managed by the Senior Credit Officer through resolution.

SUBSIDIARIES

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is primarily for community development purposes. In addition, the Bank is permitted to make an unlimited investment in one or more operating subsidiaries, which are permitted to engage only in activities that the Bank may undertake directly. PPCCP is such an operating subsidiary of the Bank. As of December 31, 1998, the Bank maintained one operating subsidiary, four direct service corporations and one indirect service corporation subsidiary consisting of SoCal Mortgage Corporation ("SMC"), Direct Investment Company of Southern California ("DIC"), SCP Investments, Inc. ("SCP"), Continental Development of California, Inc. ("CDC") and SCS Insurance Services, Inc. ("SCS"). At December 31, 1998, the Bank's investment in its five service corporation subsidiaries amounted to $39.6 million in the aggregate.

     PPCCP was established as an operating subsidiary of the Bank in 1997 to acquire, hold and manage primarily mortgage assets and to operate in a manner so as to quality as a REIT for federal income tax purposes under the Code, commencing with its taxable year ending December 31, 1997. In October 1997, PPCCP commenced its operations upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share. The Series A Preferred Shares are traded on the Nasdaq National Market under the symbol "PPCCP."

     SMC is an inactive corporation which was formed in 1987 to originate mortgage loans. However, SMC has never conducted any business since it was organized. DIC was formed in 1987 to acquire, develop, construct and sell real estate developments and is currently inactive. DIC owns 100% of the capital stock of SCP which was formed in 1989 to invest in various real estate development projects. In 1998 SCP sold the Bank's last remaining real estate development project consisting of 62 acres of vacant land located in Corona, California.

     CDC was formed in 1969 for the purpose of acquiring, developing, constructing and selling real estate developments. CDC does not currently hold any real estate and CDC's sole operation consists of acting as trustee under the Bank's deeds of trust with respect to its mortgage lending.

     SCS was formed in 1984 in order to sell, through the Bank's branch offices, annuities and various other investments as well as other insurance products to the Bank's account holders and members of the general public. During the years ended December 31, 1998, 1997 and 1996, SCS recognized net earnings of $434,000, $362,000 and $336,000, respectively.

REGULATION

     The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the SAIF.

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

REGULATION OF SAVINGS AND LOAN  HOLDING COMPANIES

     The Company is a registered savings and loan holding company. The Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     HOLDING COMPANY ACTIVITIES. The Company currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

     AFFILIATE RESTRICTIONS. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of transactions with affiliates.

REGULATION OF FEDERAL SAVINGS BANKS

     As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

     FEDERAL HOME LOAN BANKS. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or 5% of its advances from the FHLB, whichever is greater.

     LIQUID ASSETS. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. The Bank maintains liquid assets in compliance with these regulations.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized.) A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     The Bank's Tier-1 risk-based capital ratio was 11.48%, its leverage capital ratio was 6.30% and its total risk-based capital ratio was 12.36% at December 31, 1998.


     CERTAIN CONSEQUENCES OF FAILURE TO COMPLY WITH REGULATORY CAPITAL REQUIREMENTS. A savings bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings bank to enforcement actions and other proceedings. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

     The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     PROMPT CORRECTIVE ACTION. The prompt corrective action regulation of the OTS, promulgated under the Federal

Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     ENFORCEMENT POWERS. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss restrict the growth of the institution and rescind agreements and contracts.

     CAPITAL DISTRIBUTION REGULATION. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings associations. Capital distributions currently are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

     Under the current regulation, an association that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

     At December 31, 1998, the Bank qualified as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.


     In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file notice with the OTS. Specifically, savings associations that are well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. However, because the Bank is a subsidiary of a savings and loan holding company, the Bank is required to give the OTS at least 30 days notice prior to any capital distribution.

     QUALIFIED THRIFT LENDER TEST. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. A savings association may qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Internal Revenue Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

     FDIC ASSESSMENTS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

     Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, the Bank made application to the FDIC for an exemption from this one-time special assessment, which exemption was approved on October 5, 1996. As a result, the Bank was exempt from paying the special one-time assessment and instead, paid subsequent assessments at the assessment rate schedule in effect as of June 30, 1995. However, upon consummation of the Offering, the Bank used $4.5 million of the proceeds from the Offering to pay the FDIC the special assessment which the Bank had previously received permission from the OTS to defer.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Bank.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings institutions have a responsibility under the CRA, and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     NEW SAFETY AND SOUNDNESS GUIDELINES. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

     CHANGE OF CONTROL. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

     Under recent legislation, companies subject to the Bank Holding Company Act of 1956, as amended, that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters.

TAXATION

     FEDERAL TAXATION. The Company is subject to those rules of federal income taxation generally applicable to corporations under the Code. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

     The Company reports its earnings on a consolidated basis with the Bank and is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The Bank has entered into an agreement with the Company whereby the Bank computes and pays taxes based upon the Bank's tax position assuming that a separate tax return was filed. However, while the senior notes issued by the Company in connection with the 1995 recapitalization remains outstanding, Company's payment to the Bank is limited to the amount of consolidated taxes. The Company prepaid the $10.0 million of senior notes (plus accrued interest) in connection with the Offering.

     METHOD OF ACCOUNTING. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

     BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995 and provided for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996 for institutions such as the Bank. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. For the tax year 1995, the Bank had a bad debt deduction of $73 million.

     As a further result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. Under this method, deductions may be claimed only and to the extent that loans become wholly or partially worthless.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. NOLses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 1998, the Bank had an alternative minimum tax credit carryforward of approximately $1.4 million.

     NET OPERATING LOSS CARRYFORWARDS. The Code allows net operating losses ("NOLs") for tax years beginning before August 5, 1997 to be carried back and deducted from taxable income for the three preceding taxable years and carried forward and deducted from taxable income for the fifteen succeeding years taxable years. For taxable years beginning after August 5, 1997, NOLs can be carried back and deducted from taxable income for the two preceding taxable years and carried forward and deducted from taxable income for the twenty succeeding taxable years. The Company has federal and state tax NOLs of approximately $166.4 million at December 31, 1998.

     IMPACT OF OWNERSHIP CHANGE ON USE OF NET OPERATING LOSS CARRYFORWARDS.
Section 382 of the Code imposes a limitation on the use of NOLs if there has been an "ownership change." In general, an ownership change occurs if immediately after any "owner shift involving a 5% stockholder" the percentage of the stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such stockholders at any time during the testing period. An "owner shift involving a 5% stockholder" is defined as any change in the stock ownership of the corporation that affects the percentage of stock in the corporation owned by any person who is a 5% stockholder before or after the change. A 5% stockholder is any person (or group) holding 5% or more of the corporation's stock at any time during the test period. It does not matter whether that stockholder is a 5% stockholder before the change or after. As a general rule, the ownership of owners of less than 5% is aggregated and treated as the ownership percentage of a single 5% stockholder. The testing period for an ownership change is the three-year period ending on the day of the owner shift.

     Under Section 382 of the Code, if an ownership change of a corporation with NOLs occurs, the amount of the taxable income for a post-change year that may be offset by the NOLs arising before the ownership change is limited by an amount known as the Section 382 limitation. The annual Section 382 limitation for any post-change year is an amount equal to the value of the corporation multiplied by the long-term tax-exempt rate that applies with respect to the ownership change. The annual Section 382 limitation may be increased, however, in a succeeding year by the amount of the limitation for the previous year that was not used.

     The 1992 recapitalization resulted in the 1992 Ownership Change. The 1992 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize its NOLs in any one year of approximately $7.7 million. That annual limitation has increased due to unused limitations from previous years, and amounts to approximately $42.3 million as of the beginning of 1999. There are $42.3 million of pre-change losses carried over to 1999 that are subject to this limitation (the "1992 limited NOLs").

     The Offering resulted in the 1998 Ownership Change. The actual annual
Section 382 limitation from the 1998 Ownership Change equals the sum of (i) the fair market value of the stock of the Company immediately before the Offering and (ii) the fair market value of the Company's and the Bank's goodwill claim with respect to the Goodwill Litigation, multiplied by the applicable long-term tax-exempt rate. The annual Section 382 limitation from the 1998 Ownership Change is estimated to be approximately $21.3 million. The assumed annual
Section 382 limitation resulting from the 1998 Ownership Change is based on the sum of the (i) fair market value of the stock of the Company immediately before the Offering (valued at an initial public offering price of $13.75 per share) and (ii) the unamortized balance of the Company's and the Bank's goodwill with respect to the Goodwill Litigation as of December 31, 1989 (which amounted to $261.3 million as of such date and which in no way reflects all of the claims which may be asserted by the Plaintiffs in the Goodwill Litigation or any of the theories as to damages which may be asserted in connection with the Goodwill Litigation), multiplied by 5.05%, the applicable federal long-term tax-exempt rate for ownership changes occurring in May 1998 (used for illustration purposes only). The actual annual Section 382 limitation from the 1998 Ownership Change at the time of the Offering may differ from the $21.3 million estimated as a result of an increase or decrease in the actual fair market value of the Company's and the Bank's goodwill claim with respect to the Goodwill Litigation from the assumed unamortized balance of $261.3 million at December 31, 1989. All $147.3 million of the NOLs carried over to 1998 (including the $42.3 million that are 1992 limited NOLs), plus $6.5 million of NOLs for 1998 that are attributable to the period before the 1998 Ownership Change, are subject to this limitation. Furthermore, the Section 382 limitation from the 1998 Ownership Change would be significantly lower than estimated if the Rights were considered other than as stock in the Company. Consequently, the 1992 Ownership Change in combination with the 1998 Ownership Change could result in the Company being unable to fully utilize its NOLs in future years. Such inability of the Company to utilize such tax benefits could have a material adverse effect on the net income and prospects of the Company.

     If the Section 382 limitation for the 1998 Ownership Change is greater than the Section 382 limitation for the 1992 Ownership Change for 1998 or any year thereafter, the amount of taxable income in that year will first be offset by 1992 limited NOLs up to the amount of the Section 382 limitation for the 1992 Ownership Change. Any remaining taxable income will be offset by 1998 limited NOLs that are not also 1992 limited NOLs by an amount equal to the Section 382 limitation for the 1998 Ownership Change for that year minus the amount of 1992 limited NOLs already used to offset taxable income in that year.

     TREATMENT OF RIGHTS. KPMG LLP has issued an opinion to the Company and the Bank to the effect that, for federal income tax purposes, the Rights evidenced by the terms of the Shareholder Rights Agreement should be treated as stock of the Company for purposes of Sections 382(e), 311(a) and 305(a) of the Code. Thus, the Company should recognize no gain or loss on the distribution of the Rights to the Material Stockholders with respect to their ownership of Company Common Stock. In addition, the Bank should not recognize gain or loss on the Company's distribution of the Rights to the Material Stockholders. Finally, the amount of value taken into account for purposes of determining the annual
Section 382 limitation should include the value of the Rights. Despite the Company's receipt of the foregoing opinion from KPMG LLP, such opinion is not binding on the IRS and no assurance can be made that the IRS will treat the Shareholder Rights Agreement as stock of the Company for federal income tax purposes. If the Shareholder Rights Agreement is treated other than as stock in the Company (i.e., debt of the Company), the value of the Shareholder Rights Agreement would reduce the value of the Company's stock, and, correspondingly, the amount of the Section 382 Limitation with respect to the 1998 Ownership Change. Such a reduction in the amount of the Section 382 Limitation would significantly impair the ability of the Bank to use its NOLs existing at the time of the 1998 Ownership Change. Whether the Shareholder Rights Agreement will be treated as equity for federal income tax purposes depends on the totality of the facts and circumstances, including the intent of the parties to the Shareholder Rights Agreement, the extent to which the Shareholder Rights Agreement will obligate the Company to pay the Material Stockholders a portion of the Litigation Recovery and the position that the Shareholder Rights Agreement will give the Material Stockholders in relation to the Company's creditors and stockholders existing on and after the execution of the Shareholder Rights Agreement.

     STATE TAXATION. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporation (but generally not paid by banks or financial corporations such as the Bank); however, the total rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Bank had no state tax NOLs at December 31, 1998.

DESCRIPTION OF CAPITAL STOCK

     The Company is authorized to issue 100,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock, par value $.01 per share, and 25,000,000 are shares of preferred stock, par value $.01 per share. Upon consummation of the Offering, no shares of preferred stock were outstanding. Prior to consummation of the Offering and the exchange of preferred stock for Common Stock, there were outstanding 85,000 shares of Series C Preferred Stock, 68,000 shares of Series D Preferred Stock and 332,000 shares of Series E Preferred Stock, all of which were owned by the Material Stockholders. In connection with the Offering, the Outstanding Preferred Stock was exchanged for shares of Common Stock. An aggregate of 21,876,205 shares of Common Stock was outstanding following consummation of the Offering, which gives effect to the conversion of the Outstanding Preferred Stock into Common Stock. See "The Stockholders' Agreement" in the Company's Proxy Statement dated March 22, 1999 which is incorporated by reference into ITEM 10. herein. On September 2, 1998 PBOC Holdings, Inc. announced an initial stock repurchase program of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock, to be effected from time to time in open-market or privately-negotiated transactions. Through December 31, 1998, the Company repurchased 835,000 shares pursuant to this program for a total purchase price of $8.3 million. After repurchases of 835,000 shares of Common Stock of an aggregate of 21,041,205 shares of Common Stock was outstanding. Each share of Common Stock has the same relative rights as, and is identical in all respects with, each other share of Common Stock. The Common Stock is not subject to call for redemption.

COMMON STOCK

     DIVIDENDS. The Company can pay dividends if, as and when declared by its Board of Directors, subject to compliance with limitations which are imposed by law. See "ITEM 1. BUSINESS--Regulation Of Federal Savings Banks--Capital Distribution Regulation." The holders of Common Stock of the Company are entitled to receive and share equally in such dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor. If the Company issues preferred stock in the future, the holders thereof may have a priority over the holders of the Common Stock with respect to dividends.

     VOTING RIGHTS. The holders of Common Stock of the Company possess exclusive voting rights in the Company. They elect the Company's Board of Directors and act on such other matters as are required to be presented to them under Delaware law or the Company's Certificate of Incorporation or as are otherwise presented to them by the Board of Directors. As of the consummation of the Offering, each holder of Common Stock will be entitled to one vote per share and each holder of Common Stock does not have any right to cumulate votes in the election of directors. Although there are no present plans to do so, if the Company issues preferred stock in the future, holders of the preferred stock may also possess voting rights. For information with respect to a possible issuance of preferred stock under certain limited circumstances pursuant to the Shareholder Rights Agreement, see "The Shareholder Rights Agreement."

     LIQUIDATION. In the event of any liquidation, dissolution or winding up of the Bank, the Company, as the sole holder of the Bank's capital stock, would be entitled to receive, after payment or provision for payment of all debts and liabilities of the Bank (including all deposit accounts and accrued interest thereon), all assets of the Bank available for distribution. In the event of any liquidation, dissolution or winding up of the Company, the holders of its Common Stock would be entitled to receive, after payment or provision for payment of all its debts and liabilities, all of the assets of the Company available for distribution. If preferred stock is issued, the holders thereof may have a priority over the holders of the Common Stock in the event of liquidation or dissolution. See "The Shareholder Rights Agreement."

     PREEMPTIVE RIGHTS. Holders of the Common Stock of the Company generally are not entitled to preemptive rights with respect to any shares which may be issued in the future.

PREFERRED STOCK

     Prior to consummation of the Offering and the exchange of preferred stock for Common Stock, there were outstanding 85,000 shares of Series C Preferred Stock, 68,000 shares of Series D Preferred Stock and 332,000 shares of Series E Preferred Stock, all of which were owned by the Selling Stockholders. In connection with the Offering, the Outstanding Preferred Stock was exchanged for shares of Common Stock. See "The Stockholders' Agreement" in the Company's Proxy Statement dated March 22, 1999, which is incorporated by reference into ITEM 10. hereof. Consequently, following consummation of the Offering, the Company had no shares of preferred stock issued or outstanding.

     The Board of Directors of the Company is authorized to issue preferred stock and to fix and state voting powers, designations, preferences or other special rights of such shares and the qualifications, limitations and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible into Common Stock and may rank prior to the Common Stock as to dividend rights, liquidation preferences, or both.

     The authorized but unissued shares of preferred stock (as well as the authorized but unissued and unreserved shares of Common Stock) are available for issuance in future mergers or acquisitions, in a future public offering or private placement or for other general corporate purposes. Except as otherwise required to approve the transaction in which the additional authorized shares of preferred stock would be issued, stockholder approval generally would not be required for the issuance of these shares. Depending on the circumstances, however, stockholder approval may be required pursuant to the requirements for listing the Common Stock on the Nasdaq Stock Market or any exchange on which the Common Stock may then be listed, if any.

RESTRICTIONS ON ACQUISITION OF THE COMPANY

     RESTRICTIONS IN THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS. A number of provisions of the Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation"), and Bylaws ("Bylaws"), which became effective upon consummation of the Offering, deal with matters of corporate governance and certain rights of stockholders. The following discussion is a general summary of certain provisions of the Company's Certificate of Incorporation and Bylaws which might be deemed to have a potential "anti-takeover" effect. Reference should be made in each case to such Certificate of Incorporation and Bylaws. Notwithstanding the foregoing, under certain circumstances, the Company may be subject to Section 2115 of the California Corporation Code (as a foreign corporation) which may have the effect of superseding certain provisions of the Company's Certificate of Incorporation and Bylaws as interpreted by Delaware law, particularly those provisions providing for a staggered board of directors and eliminating cumulative voting. However, management believes that such provisions of the California Corporation Code do not apply to the Company because its securities is listed on the Nasdaq National Market and there are at least 800 shareholders and, as such, the Company is exempt from the provisions of Section 2115.

     BOARD OF DIRECTORS. Article VI of the Certificate of Incorporation and
Article IV of the Bylaws of the Company contain provisions relating to the Board of Directors and provides, among other things, that the Board of Directors shall be divided into three classes as nearly equal in number as possible with the term of office of one class expiring each year. Cumulative voting in the election of directors is prohibited by Article VI of the Certificate of Incorporation. Directors may be removed only with cause at a duly constituted meeting of stockholders called expressly for that purpose. Any vacancy occurring in the Board of Directors for any reason (including an increase in the number of authorized directors) may be filled by the concurring vote of a majority of the Directors then in office, though less than a quorum of the Board, and a director appointed to fill a vacancy shall serve for the remainder of the term to which the director has been elected, and until his successor has been elected and qualified.

     The Bylaws govern nominations for election to the Board, and provide that nominations for election to the Board of Directors may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder eligible to vote at an annual meeting of stockholders who has complied with specified notice requirements. Written notice of a stockholder nomination must be delivered to, or mailed to and received at, the Company's principal executive offices no later than (i) ninety days prior to the anniversary date of the mailing of proxy materials by the Company in connection with the immediately preceding annual meeting, provided, however, that, with respect to the 1999 annual meeting, which is expected to be held on the fourth Monday of April 1999, nominations by the stockholder must be so delivered or received no later than the close of business on the fourth Monday of January 1999, notwithstanding a determination by the Company to schedule such annual meeting at a date later than the fourth Monday of April 1999 and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
(c) a description of all arrangements or understandings between the stockholder and each nominee and any arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholders; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and (e) the consent of each nominee to serve as a director of the Company if so elected.

     LIMITATION OF LIABILITY. Article VIII of the Company's Certificate of Incorporation provides that the personal liability of the directors and officers of the Company for monetary damages shall be eliminated to the fullest extent permitted by the DGCL as it exists on the effective date of the Certificate of Incorporation or as such law may be thereafter in effect. Section 102(b)(7) of the DGCL currently provides that directors (but not officers) of corporations that have adopted such a provision will not be so liable, except (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for the payment of certain unlawful dividends and the making of certain stock purchases or redemptions, or (iv) for any transaction from which the director derived an improper personal benefit.

     INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS. Article IX of the Company's Certificate of Incorporation provides that the Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director, officer, employee or agent of the Company or any predecessor of the Company, or is or was serving at the request of the Company or any predecessor of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding to the fullest extent authorized by Section 145 of the DGCL, provided that the Company shall not be liable for any amounts which may be due in connection with a settlement of any action, suit or proceeding effected without its prior written consent or any action, suit or proceeding initiated by any person seeking indemnification thereunder without its prior written consent.

     The Company's Certificate of Incorporation also provides that reasonable expenses (including attorneys' fees) incurred by a director, officer, employee or agent of the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding described above shall be paid by the Company in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that the person is not entitled to be indemnified by the Company.

     SPECIAL MEETINGS OF STOCKHOLDERS AND STOCKHOLDER PROPOSALS. The Company's Bylaws provide that special meetings of the Company's stockholders, for any purpose or purposes, may only be called by the affirmative vote of a majority of the Board of Directors then in office.

     The Company's Bylaws provide that only such business as shall have been properly brought before an annual meeting of stockholders shall be conducted at the annual meeting. In order to be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors or (b) otherwise properly brought before the meeting by a stockholder who has given timely notice thereof in writing to the Company. For stockholder proposals to be included in the Company's proxy materials, the stockholder must comply with all the timing and informational requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With respect to stockholder proposals to be considered at the annual meeting of stockholders but not included in the Company's proxy materials, the stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 90 days prior to the anniversary date of the mailing of proxy materials by the Company in connection with the immediately preceding annual meeting; provided, however, that with respect to the 1999 annual meeting, which is expected to be held on the fourth Monday of April 1999, such written notice must be received by the Company not later than the close of business on the fourth Monday of January 1999, notwithstanding a determination by the Company to schedule such annual meeting at a date later than the fourth Monday of April 1999. A stockholder's notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. The presiding officer of an annual meeting shall determine and declare to the meeting whether the business was properly brought before the meeting in accordance with the provisions of the Bylaws and any such business not properly brought before the meeting shall not be transacted.

     AMENDMENT OF CERTIFICATE OF INCORPORATION AND BYLAWS. Article X of the Company's Certificate of Incorporation generally provides that any amendment of the Certificate of Incorporation must be first approved by a majority of the Board of Directors and, to the extent required by law, then by the holders of a majority of the shares of the Company entitled to vote in an election of directors, except that the approval of 75% of the shares of the Company entitled to vote in an election of directors is required for any amendment to Articles VI (directors), VII (meetings of stockholders and bylaws), VIII (limitation on liability of directors and officers), IX (indemnification) and X (amendment), unless any such proposed amendment is approved by a vote of 80% of the Board of Directors then in office.

     The Bylaws of the Company may be amended by a majority of the Board of Directors or by the affirmative vote of a majority of the total shares entitled to vote in an election of directors, except that the affirmative vote of at least 75% of the total shares entitled to vote in an election of directors shall be required to amend, adopt, alter, change or repeal any provision inconsistent with certain specified provisions of the Bylaws, unless any such proposed amendment is approved by a vote of 80% of the Board of Directors then in office.

     OTHER RESTRICTIONS ON ACQUISITION OF THE COMPANY. Several provisions of the DGCL could affect the acquisition of Common Stock or control of the Company.
Section 203 of the DGCL generally provides that a Delaware corporation shall not engage in any "business combination" with an "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder unless (1) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; or (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for this purpose, shares owned by persons who are directors and also officers and shares owned by employee stock ownership plans in which employee participants do not have the right to determine confidentially whether the shares held subject to the plan will be tendered in a tender offer or exchange offer; or (3) on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. The three-year prohibition on business combinations with an interested stockholder does not apply under certain circumstances, including business combinations with a corporation which does not have a class of voting stock that is (i) listed on a national securities exchange, (ii) authorized for quotation on an inter-dealer quotation system of a registered national securities association, or (iii) held of record by more than 2,000 stockholders, unless in each case this result was directly or indirectly caused by the interested stockholder.

     An "interested stockholder" generally means any person that (i) is the owner of 15% of more of the outstanding voting stock of the corporation or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder; and the affiliates and associates of such a person. The term "business combination" is broadly defined to include a wide variety of transactions, including mergers, consolidations, sales of 10% or more of a corporation's assets and various other transactions which may benefit an interested stockholder.

     The Change in Bank Control Act provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of a savings association unless the OTS has been given 60 days' prior written notice. The HOLA provides that no company may acquire "control" of a savings association without the prior approval of the OTS. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the OTS. See "ITEM 1.
BUSINESS--Regulation Of Savings And Loan Holding Companies."

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's offices at December 31, 1998.

                                                                        Net Book Value of
                                                Lease/Owned                Property at          Total Deposits at
            Office Location                Lease Expiration Date        December 31, 1998       December 31, 1998
            ---------------                ---------------------        -----------------       -----------------
                                                                     (Dollars in thousands)
EXECUTIVE OFFICE (AND BRANCH):

LOS ANGELES                                        Leased            $     1,988                 $        8,522
         5900 Wilshire Blvd.                      04/2006
         15th and 16th Floors               Option: 1 - 5 years
         Los Angeles, CA 90036

BRANCH OFFICES:

BEVERLY HILLS                                      Leased                    166                        135,921
         9100 Wilshire Blvd.                      03/2000
         Beverly Hills, CA 90212            Option: 2 - 10 years

ORANGE                                             Leased                    145                        100,714
         216 E Chapman Avenue                     01/2001
         Orange, CA 92866-1506              Option: 2 - 5 years

PACIFIC PALISADES                                  Leased                    222                         71,671
         15305 Sunset Blvd.                       12/2006
         Pacific Palisades, CA 90272        Option: 1 - 10 years

MONTEBELLO                                         Leased                    219                        103,812
         1300 W Beverly Blvd.                     08/2003
         Montebello, CA 90640               Option: 1 - 10 years

GARDEN GROVE                                       Owned                     169                         84,469
         12112 Valley View
         Garden Grove, CA 92845

SIMI VALLEY                                        Leased                    165                        102,863
         1445 Los Angeles Ave.                    07/1999
         Simi Valley, CA 93065             Option: 2 - 30 months
                                          followed by 3 - 5 years

 SYLMAR                                            Leased                    172                         51,264
         13831 Foothill Blvd.                     09/2002
         Sylmar, CA 91342                   Option: 2 - 10 years

BUENA PARK                                         Leased                    150                         28,172
         5470 Beach Blvd.                         12/2004
         Buena Park, CA 90621               Option: 3 - 5 years

NORTH HOLLYWOOD                                    Leased                    126                         92,422
         12848 Victory Blvd.                      05/2000
         North Hollywood, CA 91606

                                                                        Net Book Value of
                                                Lease/Owned                Property at          Total Deposits at
            Office Location                Lease Expiration Date        December 31, 1998       December 31, 1998
            ---------------                ---------------------        -----------------       -----------------
                                                                       (Dollars in thousands)
BEVERLY/SERRANO                                    Leased                    196                  43,698
         4500 W. Beverly Blvd.                    01/2006
         Los Angeles, CA 90004              Option: 2 - 5 years

TARZANA                                            Leased                    226                  83,369
         19500 Ventura Blvd.                      10/2002
         Tarzana, CA 91356

BURBANK                                            Leased                    426                 168,798
         240 North San Fernando Road              09/2000
         Burbank, CA 91502                  Option: 2 - 5 years

SANTA CLARITA                                       Owned                    170                  68,843
         26425 Sierra Highway
         Santa Clarita, CA 91321

VENTURA                                            Leased                    129                  67,513
         996 South Seaward Ave.                   10/2001
         Ventura, CA 93001                  Option: 1 - 3 years

CALABASAS                                          Leased                    188                  71,387
         23642 Calabasas Road, Bldg 2             03/2007
         Calabasas, CA 91302

IRVINE                                             Leased                    253                  66,280
         15475 Jeffrey Road                       10/2005
         Irvine, CA 92620-4102

FAIRFAX                                            Leased                    144                  82,918
         145 South Fairfax Avenue                 01/2003
         Los Angeles, CA 90036              Option: 1 - 5 years

WESTMINSTER                                        Leased                    220                  17,745
         15555 Brookhurst Street                  09/2000
         Westminster, CA 92683              Option: 2 - 5 years

SAN PEDRO                                          Owned                     813                  91,781
         28110 South Western Avenue
         San Pedro, CA 90732
                                                                    ------------              ----------
                                                                    $      6,287              $1,542,162
                                                                    ------------              ----------
                                                                    ------------              ----------



     In addition to the foregoing branch of office locations, the Bank currently operates 43 ATMs, of which 20 are within a chain of health clubs located in Southern California. The Bank also has an option to install and operate an additional three ATMs within such chain of health clubs.

     The Company in 1997 also obtained regulatory approval to install remote automated loan machines, which can take an application for a loan of up to $10,000, underwrite the loan and extend funds to applicants which have been approved. The Company believes it is the first institution to receive approval to operate these units at remote locations, nine of which have been placed in operation.


ITEM 3.  LEGAL PROCEEDINGS

     Except with respect to the Goodwill Litigation and the Ancillary Litigation, each of which is defined and discussed below, neither the Company nor the Bank is involved in any legal proceedings which are material to the Company. The Bank is involved in routine legal proceedings from time to time which arise in the normal course of its business.

THE GOODWILL LITIGATION

     GENERAL. On January 28, 1993, the Company, the Bank and certain current and former stockholders of the Company (collectively, the "Plaintiffs") filed a complaint against the United States in the United States Court of Federal Claims ("Court of Claims") seeking damages for breach of contract and for deprivation of property without just compensation and without due process of law. The allegations in the complaint arose out of the abrogation of certain contractual promises made to the Company, to certain of its current and former common stockholders and to the Bank, by the Federal Home Loan Bank Board (the predecessor to the OTS) and the FSLIC (the federal fund which previously insured the deposits of savings institutions) in exchange for the Company's agreement to acquire and to operate the Bank which was then a failed thrift institution. One of the current stockholders of the Company (Arbur) is also a plaintiff in the case, which is entitled SOUTHERN CALIFORNIA FEDERAL SAVINGS AND LOAN ASSOCIATION, ET AL. V. UNITED STATES, No. 93-52C (the "Goodwill Litigation"). The Plaintiffs' claims arose from changes, mandated by FIRREA, with respect to the rules for computing the Bank's regulatory capital. As discussed below, the Goodwill Litigation was stayed pending the resolution on appeal of several cases which present issues similar to those presented by the Goodwill Litigation.

     In connection with the Company's acquisition of the Bank in April 1987, the Bank was permitted to include in its regulatory capital and recognize as supervisory goodwill $217.5 million of cash assistance provided to the Bank by the FSLIC (the "Capital Credit"), as well as $79.7 million of goodwill which was recorded by the Bank under GAAP. In August 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as the Bank were no longer permitted to include goodwill in their regulatory capital (subject to a gradual phaseout which expired on December 31, 1994). Consequently, the Bank was required to write-off its goodwill subject to a regulatory phase-out, which resulted in the Bank failing to comply with its minimum regulatory capital requirements during 1990 and 1991. The balance of the Bank's GAAP goodwill was written off as unrealizable in 1992.

     The Plaintiffs allege that the enactment of FIRREA constituted a breach by the United States of its contractual commitment regarding the treatment of the Capital Credit and supervisory goodwill and an unlawful taking of the Bank's property rights in the Capital Credit and supervisory goodwill. The Plaintiffs seek damages and restitution of all benefits conferred on the United States by the alleged contract. As discussed below, no conclusive determination has been made as to the type or amount of damages sought.

     RELATED CASES. On July 1, 1996, the United States Supreme Court issued its opinion for UNITED STATES V. WINSTAR CORPORATION, No. 95-865, which affirmed the decisions of the United States Court of Appeals for the Fourth Circuit and the United States Court of Federal Claims in various consolidated cases (the "Winstar Cases") granting summary judgment to the plaintiff thrift institutions on the liability portion of their breach of contract claims against the United States. The Supreme Court held that the U.S. Government breached certain express contracts when Congress enacted FIRREA, and the Supreme Court remanded the proceedings for a determination of the appropriate measure and amount of damages, which have not been finally litigated.

     The United States Court of Federal Claims issued a Case Management Order ("CMO") in all of the Winstar Cases, including the Goodwill Litigation. The CMO sets forth procedures for all of the plaintiffs and the defendant, the United States, to follow relating to the exchange of documents, filing of partial summary judgment motions with respect to liability only, discovery on damages issues and the timing of all of the Winstar Cases being set for trial. Pursuant to the CMO, the Plaintiffs filed a motion for partial summary judgment as to the Government's liability to the Plaintiffs for breach of contract. The Government's response thereto appears to concede that there was a contract allowing the

Bank to apply the Capital Credit to regulatory capital and that, by enacting FIRREA, the Government acted inconsistently with that contract. The Government still maintains that it does not have liability with respect to the Bank's $79.7 million of GAAP goodwill. Furthermore, the Government contends that only the Bank and not the Company nor the other Plaintiffs have standing to pursue breach of contract claims.

     In February 1998, the Government sent the Bank a letter inviting the Bank to commence negotiations to settle the Capital Credit claim portion of the Goodwill Litigation. In March 1998, the Chief Judge issued an order in all of the Winstar Cases ordering the Government and the committee representing all of the plaintiffs, each through a designated representative, to negotiate to develop a settlement framework or structure to settle these cases. Assuming a settlement is not reached and based upon the status of the proceedings in the Winstar Cases and the CMO, the Goodwill Litigation is not expected to be set for trial for at least two years. The amount of damages the Plaintiffs have suffered as a result of the Government's breach of contract has not yet been determined. In addition, although the decision of the Supreme Court in the Winstar Cases has been rendered, there can be no assurance that the court will not reach a different conclusion in the Goodwill Litigation. To date, there have been no material substantive settlement discussions to resolve the Goodwill Litigation by and among the Company, the Bank and the Government and no trial date has been set.

     THIRD PARTY LAWSUIT RELATED TO THE GOODWILL LITIGATION. In August 1997, Ariadne Financial Services Pty. Ltd. and Memvale Pty Ltd. (collectively, "Ariadne") filed a request with the Court of Claims in the Goodwill Litigation for leave to file a motion to intervene as a plaintiff in the Goodwill Litigation. The motion to intervene is based on Ariadne's claim as a former stockholder of the Company that intervention is necessary to protect their interests and alleged right to participate in any recovery against the Government in the Goodwill Litigation. The court has not yet ruled on Ariadne's motion. Ariadne had previously filed its own action in the Court of Claims in April 1996 against the Government which has been dismissed (and which dismissal has been upheld on appeal) based on the statute of limitations. In February 1998, Ariadne petitioned the Circuit Court of Appeals for a rehearing, and in March 1998, Ariadne's petition was denied.

     In May 1997, Ariadne filed a lawsuit against the Company, the Bank, the Company's former stockholders and Arbur seeking damages and a constructive trust based upon causes of action for breach of contract; anticipatory breach of contract; breach of fiduciary duty; fraud; negligent misrepresentation, and mistake of fact. Ariadne was a preferred stockholder in the Company and the Bank which subordinated its interest as part of the 1992 recapitalization of the Company to the new investors, the Material Stockholders, and then consented to the redemption of all of its stock for approximately $50,000 as part of the 1995 recapitalization. Ariadne alleges that there was an oral and/or implied in fact contract between Ariadne and the defendants that Ariadne would have a right to a portion of any monetary damages awarded to the Company and the other individual defendants (but not the Bank) in the Goodwill Litigation, notwithstanding that Ariadne was not a named plaintiff in the action. Ariadne further alleges that when it agreed to have its stock redeemed, it was misled as to its right relating to participation in any recovery from the Goodwill Litigation and the value of its stock and investment in the Company and the Bank as a result of such Goodwill Litigation. In August, 1998, Ariadne named the Bishop Estate and BIL Securities and certain affiliated of BIL Securities as defendents in this lawsuit. The Company and the Bank intend to defend this action vigorously. For purposes of the Shareholder Rights Agreement, discussed below, the Ariadne lawsuit against the Company and the Bank, among others, is considered to be "Ancillary Litigation."

     DAMAGES. Although the Company and the Bank have conducted preliminary reviews of the damages allegedly suffered by the Company and the Bank, no conclusive determination has been made regarding the amount or type of such damages. Moreover, the Company and the Bank believe that there are no generally recognized precedents on how to assess damages in cases such as the Goodwill Litigation. In addition, the Government may argue that some or all of the damages proffered by the Plaintiffs are too speculative to permit a recovery. Therefore, even if the Plaintiffs prevail in establishing the liability of the United States, there can be no assurances as to the amount, if any, and type of damages that they may recover. Without limiting the generality of the foregoing, there can be no assurance that the Plaintiffs will obtain any cash recovery in the Goodwill Litigation. Furthermore, assuming that there is a cash recovery, it is impossible to predict the amount of the Litigation Recovery (as defined below) because the fees, costs and taxes associated with the Litigation Recovery cannot be estimated. To the extent that the Plaintiffs must engage in protracted litigation, such fees and costs may increase significantly.

THE SHAREHOLDER RIGHTS AGREEMENT

     GENERAL. The Company, the Bank and each of the Material Stockholders (i.e., the Bishop Estate, BIL Securities and Arbur) have entered into an agreement (the "Shareholder Rights Agreement"), the effective date of which was the commencement of the Offering, whereby each Material Stockholder received one Contingent Goodwill Participation Right (each a "Right" and collectively, the "Rights") for each share of Common Stock held by the Material Stockholder as of the date of the Shareholder Rights Agreement.

     Each Right entitles the Material Stockholders to receive 0.0009645% of the Litigation Recovery, if any (as defined below) and all of the Rights to be owned by the Material Stockholders will entitle the Material Stockholders to receive in the aggregate 95% of the Litigation Recovery (such portion of the Litigation Recovery, the "Recovery Payment"). The remaining 5.0% of the Litigation Recovery will be retained by the Company and/or the Bank in consideration for the time and effort incurred previously and hereafter by the Company, the Bank and management of the Company and the Bank with respect to prosecuting the Goodwill Litigation.

     None of the Material Stockholders have paid any cash or other consideration to the Company and/or the Bank in connection with their entering into the Shareholder Rights Agreement. Any successor to the Company and/or the Bank shall assume the rights and obligations of the Company and/or the Bank with respect to the Shareholder Rights Agreement. In addition, to the extent that the Company enters into a definitive agreement providing for the acquisition, merger or consolidation of the Company or the Bank in which the Company or the Bank is not the surviving entity, the Company (or any successor thereto) is required to create a statutory business trust under Delaware law (the "Litigation Trust") with five trustees (the "Litigation Trustees") designated by the Material Stockholders. The Litigation Trustees shall have the same authority, identical to and succeeding that of the Litigation Committee of the Board of Directors, which has the responsibility to make all decisions on behalf of the Company and the Bank with respect to the Goodwill Litigation and any Ancillary Litigation.

     LITIGATION RECOVERY. The Litigation Recovery will equal the cash p ayment (or any cash resulting from the liquidation of Non-Cash Proceeds (as defined below)) (the "Cash Payment"), if any, actually received by the Company and/or the Bank in the aggregate pursuant to a final, nonappealable judgment in or final settlement of the Goodwill Litigation (including any post-judgment interest actually received by the Company and/or the Bank with respect to any Cash Payment) after deduction of (i) (A) the aggregate fees and expenses incurred after the date of the Shareholder Rights Agreement by the Company and the Bank in prosecuting the Goodwill Litigation and obtaining the Cash Payment (including any costs and expenses incurred with respect to the monetization of any marketable assets received and/or liquidation of Non-Cash Proceeds), and/or
(B) the aggregate liabilities, fees and expenses incurred after the date of the Shareholder Rights Agreement by the Company and the Bank in any Ancillary Litigation, and/or (C) the amount reimbursed to any Litigation Trustee; (ii) any income tax liability of the Company and/or the Bank, computed on a PRO FORMA basis, as a result of the Company's and/or the Bank's receipt of the Cash Payment (net of any income tax benefit to the Company and/or the Bank from making the Recovery Payment to the Material Stockholders, and disregarding for purposes of this clause (ii) the effect of any NOLs or other tax attributes held by the Company and the Bank or any of their respective subsidiaries or affiliated entities); (iii) any portion of the Litigation Recovery (calculated for purposes of this clause (iii) before the deduction of the amounts calculated pursuant to clauses (i) and (ii) above and clause (iv) below) which is determined to be owing to one or more of the Plaintiffs (other than the Company and the Bank) or to any other third parties; and (iv) any portion of the Litigation Recovery (calculated for purposes of this clause (iv) before the deduction of the amounts calculated pursuant to clauses (i), (ii) and
(iii))which Doreen J. Blauschild is entitled to receive as a result of her employment agreement with the Bank, dated as of April 11, 1995 (which entitles Ms. Blauschild to 0.25% of the amount by which any net recovery (i.e., gross amount less attorneys' fees incurred by the Bank) by and payable to the Bank relating to the Goodwill Litigation, whether by judgment or settlement, exceeds $150.0 million).

     THE RECOVERY PAYMENT. Within five days of receipt by the Company and/or the Bank of any Litigation Recovery, or the liquidation by the Company and/or the Bank of any non-cash proceeds (which does not include nonmarketable assets or assets which are unable to be sold or liquidated ("Non-Cash Proceeds")) received in connection with the Litigation Recovery, the Company shall deliver to each Material Stockholder a written notice (the "Payment

Notice") (i) specifying that a Litigation Recovery has been paid, (ii) describing the amount of cash proceeds received, (iii) describing the type and amount of any Non-Cash Proceeds received, the amounts received by the Company and/or the Bank upon liquidation of such Non--Cash Proceeds and the financial and other documentation supporting such liquidation value, and (iv) specifying the date and method by which the Company will redeem the Rights by payment of the Recovery Payment. To the extent the Company and/or the Bank receives all or a portion of the Litigation Recovery in the form of Non-Cash Proceeds, the Company and the Bank shall liquidate the Non-Cash Proceeds. The Company shall provide to each Material Stockholder financial and other documentation reasonably suffi-cient to support the liquidation value of such Non-Cash Proceeds. In no event shall the Bank be required to distribute to the Company or the Company be required to distribute any amounts to the Material Stockholder in connection with any liquidation of Non-Cash Proceeds which exceed the amounts received by the Company and/or the Bank upon liquidation of such Non-Cash Proceeds.

     To the extent all or any portion of the Litigation Recovery is received by the Bank, the Bank shall distribute such Litigation Recovery to the Company ("Bank Distribution"). To the extent any Litigation Recovery is paid to the Bank in installments, the distribution to the Company shall be made in similar installments. Any cash proceeds received in connection with the Litigation Recovery is required by the Shareholder Rights Agreement to be so distributed within five days of their receipt, independently of the need for liquidation by the Bank of any Non-Cash Proceeds. The liquidation value of any such Non-Cash Proceeds received in connection with the Litigation Recovery shall be distributed within five days of their liquidation, independently of the distribution of any cash proceeds.

     The Shareholder Rights Agreement provides that no later than five days following the date of the Payment Notice, the Company shall redeem all of the outstanding Rights of each Material Stockholder by payment of the Recovery Payment. To the extent the Litigation Recovery is paid to the Company and/or the Bank in installments, the redemption of the Rights and the distribution of the Recovery Payment shall be paid in similar installments. Notwithstanding the foregoing, however, the Company may not redeem any portion of the Rights less than one-year from the date of an "ownership change" of the Company and/or the Bank within the meaning of Section 382(g) of the Code, unless the Company obtains an opinion from an independent accounting firm which states that the redemption should not materially affect the Company's and/or the Bank's limitation under Section 382 of the Code with respect to such ownership change.

     The Material Stockholders shall be entitled to receive any actual interest earned by the Company and/ or the Bank which is attributable to its investment of the Recovery Payment for the period of time between the date on which the Company and/or the Bank receives any Litigation Recovery in connection with the Goodwill Litigation and the date on which the Company either redeems the Rights or issues Recovery Payment Preferred (as defined below).

     CONVERSION OF RIGHTS TO PREFERRED STOCK. In the event that applicable laws, rules, regulations, directives or the terms of any judgment or settlement limit or prevent the Bank from distributing the Bank Distribution and/or the Company from redeeming the Rights and distributing all or a portion of the Recovery Payment, the Bank shall only distribute such portion of the Bank Distribution and the Company shall only redeem those Rights (on a pro rata basis) and distribute such portion of the Recovery Payment (on a pro rata basis), to the extent not otherwise restricted. While the Bank has a continuing obligation to distribute the balance of any Bank Distribution which it has been precluded from paying as soon as permissible, and the Company has a continuing obligation to redeem the balance of the Rights and distribute the balance of any Recovery Payment which it has been precluded from paying as soon as permissible, in no event, however, will the Company's redemption of the Rights result in an aggregate distribution of an amount greater than the Recovery Payment.

     To the extent the Company is prohibited from distributing the Recovery Payment, or any portion thereof, or cannot do so because the Bank is prohibited from making the Bank Distribution to the Company, the Company shall, upon the written request of any Material Stockholder, issue to such Material Stockholder preferred stock of the Company with an aggregate liquidation preference equal in value to the Recovery Payment or portion thereof which the Company shall have been prohibited from distributing or unable to distribute (the "Recovery Payment Preferred"). The terms of the Recovery Payment Preferred as discussed herein shall be set forth in Certificate of Designations and Preferences filed as a supplement to the Company's Amended and Restated Certificate of Incorporation. The Company shall issue the Recovery Payment Preferred upon surrender to the Company of such Material Stockholder's Rights.

     The stated value of each share of Recovery Payment Preferred shall be $1,000. The holders of the Recovery Payment Preferred shall be entitled to receive, when, as and if declared by the Board of Directors and out of the assets of the Company which are by law available for the payment of dividends, cumulative preferential cash dividends payable quarterly on the last day of each calendar quarter commencing with the first full quarter following issuance thereof at a fixed rate per share of 9 3/4%. Each quarterly dividend shall be fully cumulative and dividends shall accrue, whether or not earned, declared or the Company shall have funds or assets available for the payment of dividends.

     So long as any Recovery Payment Preferred remains outstanding: (i) no dividend shall be declared or paid upon or set apart for payment, and no distribution shall be ordered or made in respect of the Company's Common Stock, or (ii) any other class of stock or series thereof; and (b) no shares of Common Stock and no shares of any other class of stock or series thereof shall be redeemed or purchased by the Company; and (c) no moneys, funds or other assets shall be paid to or made available for a sinking fund for the redemption or purchase of any shares of: (i) Common Stock; or (ii) any other class of stock or series thereof; unless, in each instance, full dividends on all outstanding shares of Recovery Payment Preferred: (i) for all past dividend periods shall have been paid; and (ii) for the then current calendar quarter shall have been paid or declared and set aside for payment.

     In the event of any dissolution, liquidation or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Recovery Payment Preferred shall be entitled to receive, out of the net assets of the Company available for distribution to its stockholders and before any distribution shall be made to the holders of Common Stock or to the holders of any other class of stock or series thereof, an amount equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on each share of Recovery Payment Preferred to but excluding the date fixed for distribution, and no more. If upon such voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company, the net assets of the Company shall be insufficient to permit payment in full of the amounts required to be paid to the holders of the Recovery Payment Preferred, then a pro rata portion of the full amount required to be paid upon such dissolution, liquidation or winding up shall be paid to the holders of Recovery Payment Preferred.

     The Company shall have the right, at its option and by resolution of its Board of Directors, to redeem at any time and from time to time the Recovery Payment Preferred Stock, in whole or in part, upon payment in cash in respect to each share of Recovery Payment Preferred redeemed at $1,000 per share, plus an amount equal to all dividends accrued and unpaid thereon to but excluding the date fixed for redemption. If less than all of the outstanding shares of Recovery Payment Preferred shall be redeemed, the particular shares to be redeemed shall be allocated by the Company among the respective holders of Recovery Payment Preferred, pro rata, by lot or by a substantially equivalent method selected by the Board of Directors of the Company. Under such circumstances, new certificates shall be issued evidencing unredeemed shares to the extent applicable.

     The holders of the Recovery Payment Preferred shall have no voting power except as described in the Shareholder Rights Agreement. If at any time the equivalent of six or more full quarterly dividends (whether or not consecutive) payable on any shares of Recovery Payment Preferred shall be in default, the number of directors constituting the Board of Directors of the Company shall be increased by two, and the holders of all Recovery Payment Preferred shall have the exclusive right, voting together as one class, to elect two directors to fill such newly-created directorships. This right shall remain vested until all dividends in default on all outstanding Recovery Payment Preferred have been paid, or declared and set apart for payment, at which time: (i) the right shall terminate (subject to revesting in the case of any subsequent default of the kind described above); (ii) the term of the directors then in office elected by the holders of the outstanding Recovery Payment Preferred as a class shall terminate; and (iii) the number of directors constituting the Board of Directors of the Company shall be reduced by two.

     No sinking fund or funds shall be established for the retirement or redemption of the Recovery Payment Preferred. In addition, shares of the Recovery Payment Preferred shall not be convertible into Common Stock or any other class of capital stock of the Company. The Common Stock of the Company and any other preferred stock, whether now or hereafter issued, shall be deemed to rank junior to the Recovery Payment Preferred with respect to the payment of dividends or the distribution of assets upon redemption, liquidation or dissolution or winding up of the Company.

     MANAGEMENT OF THE GOODWILL LITIGATION AND ANY ANCILLARY LITIGATION. The Shareholder Rights Agreement provides that the Company shall prosecute the Goodwill Litigation vigorously following the distribution of Rights with a view to resolution of the Goodwill Litigation as promptly as practicable. In furtherance of this prosecution of the Goodwill Litigation, the Board of Directors of the Company has designated a special litigation committee of the Board of Directors (the "Litigation Committee") comprised of three directors which includes the Chief Executive Officer of the Company, one Director designated by the Bishop Estate, and one Director who shall be designated jointly by BIL Securities and Arbur. The Litigation Committee shall have the exclusive right to oversee and to direct the prosecution of the Litigation and any Ancillary Litigation. The Litigation Committee shall be authorized to make final decisions relating to any dismissal, settlement, or termination of the Goodwill Litigation and any Ancillary Litigation and to decline to pursue any appeal or to settle the Litigation and any Ancillary Litigation prior to any Recovery Payment. In the event that any or all of the Material Stockholders should lose their representation on the Board of Directors before the conclusion of the Goodwill Litigation or any Ancillary Litigation and the distribution of the Recovery Payment, the relevant Material Stockholder(s) shall retain the right to designate member(s) of the Litigation Committee, which designees may include persons not members of the Board of Directors of the Company. If any such designee should not be simultaneously a member of the Board of Directors, the Litigation Committee shall thereupon become an advisory committee of the Company. The Litigation Committee's authority shall thenceforward consist of making recommendations to the Board of Directors relating to the prosecution of, and any dismissal, settlement or termination of the Goodwill Litigation and any Ancillary Litigation, in whole or in part. The Litigation Committee shall present such recommendations in writing to the Board of Directors of the Company and the Board of Directors may not dismiss, settle or terminate the Goodwill Litigation and any Ancillary Litigation, in whole or in part, without first receiving the favorable recommendation to that effect from the Litigation Committee. The adoption of any such recommendation to settle or otherwise terminate the Goodwill Litigation by the Board of Directors shall require an affirmative vote of six of the seven members of the Board of Directors of the Company. The Company, as the sole shareholder of the Bank, is also required to cause the Bank to take no action which is inconsistent with any action taken at the direction of the Litigation Committee.

     As discussed above, to the extent that the Company enters into a definitive agreement providing for the acquisition, merger or consolidation of the Company in which the Company is not the surviving entity (an "Acquisition Transaction"), the Company or its successor is required to create the Litigation Trust. The Litigation Trust shall have five Trustees designated by the Material Stockholders, as follows: The Bishop Estate shall designate three Trustees; BIL Securities alone shall designate one Trustee; and BIL Securities together with Arbur shall jointly designate one Trustee. Effective upon consummation of the Acquisition Transaction, the Company or its successor shall be contractually obligated to assume all duties and obligations of the Company and the Bank with respect to the Litigation Recovery and the redemption of the Rights under the Shareholder Rights Agreement.

     Upon consummation of the Acquisition Transaction, the Litigation Trustees shall assume authority, identical to and succeeding to that of the Litigation Committee, to make all decisions on behalf of the Company and its successors with respect to the prosecution of the Goodwill Litigation and in any Ancillary Litigation. Without prejudice to any rights of the Material Stockholders, the Litigation Trustees shall have the authority to bring suit on behalf of the Material Stockholders to enforce any provision of the Shareholder Rights Agreement for the benefit of the Material Stockholders. The Litigation Trustees may seek reimbursement by the Bank and/or the Company for any expenses, costs or fees reasonably incurred for their own administration and for management of the Goodwill Litigation and any Ancillary Litigation, which reimbursement by the Bank and/or the Company shall be deducted from the Litigation Recovery.

     REIMBURSEMENT OF FEES AND EXPENSES AND INDEMNIFICATION. Under the terms of the Shareholder Rights Agreement, the amount of the Recovery Payment which is to be paid to the Material Stockholders in connection with a Litigation Recovery is to be reduced by, among other things, the fees and expenses incurred in connection with the Goodwill Litigation and any Ancillary Litigation. While such agreement does not legally require reimbursement of such expenses in the event there is no Litigation Recovery, the Material Stockholders have advised the Board of Directors of their willingness to reimburse the Company and/or the Bank for such fees and expenses upon periodic request by the Company and/or the Bank. No assurance can be made that the Material Stockholders will in fact reimburse the Company and the Bank for any fees and expenses incurred with respect to the Goodwill Litigation and any Ancillary Litigation and the Material Stockholders are not obligated to do so.

     The Shareholder Rights Agreement provides that the Material Stockholders shall indemnify the Company and/or the Bank for 95% of the liability incurred in any claim by a party now pending (such as Ariadne) or hereafter brought, seeking in whole or in part any amounts paid or to be paid as part of the Litigation Recovery, and 100% of the liability incurred in any claim by a party, other than the Company or the Bank, challenging the validity or binding effect of the Shareholders Rights Agreement. In both instances, such agreement to indemnify includes any amounts paid in any judgment or settlement of such claims or any portion of the Litigation Recovery which is determined to be owing to parties other than a Material Stockholder, the Company and the Bank. The litigation with respect to either or both of the foregoing types of claims is referred to herein as the "Ancillary Litigation." In no event will the Material Stockholders be liable, with respect to any and all claims or indemnities for Ancillary Litigation, for an amount in excess of the actual monies recovered or awarded in the Goodwill Litigation and paid over to the Material Stockholders as part of the Recovery Payment. To the extent any liability, fees and expenses are incurred subsequent to the distribution of the Recovery Payment to the Material Stockholders, each Material Stock-holder is required to bear responsibility and shall reimburse the Company and/or the Bank for a share of such indemnification in the same proportion as its pro rata share of the Rights outstanding. The obligations and duties of the Material Stockholder to indemnify the Company and the Bank under the Shareholder Rights Agreement shall survive and continue as obligations of the Material Stockholders irrespective of whether the Material Stockholders assign any or all of the Rights to third parties.

     RIGHTS OF THE MATERIAL STOCKHOLDERS. The Material Stockholders will not have any rights to receive any payment pursuant to the Shareholder Rights Agreement except in each case to the extent of the Recovery payment, if any and except as described in the Shareholder Rights Agreement. The Rights (i) will be junior to all debt obligations of the Company and the Bank existing at the time of the redemption except as to an obligation that is expressly made junior to the Rights, (ii) do not have a right to vote, and (iii) will be a senior claim in relation to the right of the holders of any stock of Company, including the Company Common Stock or other preferred stock, whether now existing or herafter created, as to dividends or as to the distribution of assets upon redemption, liquidation, dissolution, or winding up with respect to a Recovery Payment attributable to any Litigation Recovery (although the Material Stockholders will continue to have such other rights on liquidation attributable to their status as holders of Common Stock).

     TAX CONSEQUENCES. KPMG LLP has issued an opinion to the Company and the Bank to the effect that, for federal income tax purposes, the Rights evidenced by the terms of the Shareholder Rights Agreement should be treated as stock of the Company for purposes of Sections 382(e), 311(a) and 305(a) of the Code. Thus, the Company should recognize no gain or loss on the distribution of the Rights to the Material Stockholders with respect to their ownership of Company Common Stock. In addition, the Bank should not recognize gain or loss on the Company's distribution of the Rights to the Material Stockholders. Furthermore, the Material Stockholders should not be required to include the amount of the Rights in income. Finally, the amount of value taken into account for purposes of determining the annual Section 382 limitation in connection with the 1998 Ownership Change should include the value of the Rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PBOC" since the Company's initial public offering in May, 1998. At March 9, 1999 the Company had approximately 27 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 20,448,705 outstanding (excluding treasury stock) shares of Common Stock. The following table sets forth for the quarters indicated the range of high and low bid information per share of Common Stock as reported by the Nasdaq National Market.

      1998                                           HIGH               LOW
      ----                                           ----               ---
                First Quarter ................   $    --             $  --
                Second Quarter ...............      14 1/2            13 5/8
                Third Quarter ................      13 13/16           9
                Fourth Quarter ...............      10 3/4             8
                Year .........................      14 1/2             8




     The Company has never paid a cash dividend on the Common Stock and does not expect to pay a cash dividend on its Common Stock for the foreseeable future. Rather, the Company intends to retain earnings and increase capital in furtherance of its overall business objectives. The Company will periodically review its dividend policy in view of the operating performance of the Company, and may declare dividends in the future if such payments are deemed appropriate and in compliance with applicable law and regulations. Cash and stock dividends are subject to determination and declaration by the Board of Directors, which will take into account the Company's consolidated earnings, financial condition, liquidity and capital requirements, applicable governmental regulations and policies, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

          SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                  (Dollars in thousands, except per share data)

     The following selected historical consolidated financial and other data for the five years ended December 31, 1998 is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the historical consolidated financial statements of the Company, including the related notes, included elsewhere herein.

                                                                                   At December 31,
                                                    --------------------------------------------------------------------------
                                                         1998          1997          1996            1995             1994
                                                    ------------  -------------  -------------   -------------   -------------

SELECTED FINANCIAL CONDITION DATA:

  Total assets ....................................   $3,335,027     $2,213,054      $1,747,918      $1,579,760      $1,722,256
  Cash and cash equivalents .......................       22,401         14,113          14,720           7,258          10,507
  Federal funds sold ..............................       24,000          7,004           7,200          11,800           --
  Securities purchased under agreements
           to resell ..............................      --               --              --             35,000           --

  Securities available-for-sale ...................    1,004,937        571,160         502,301         241,645           7,677
  Loans held for sale .............................      --               --              --              --             28,946
  Mortgage-backed securities
           held-to-maturity .......................        6,282          9,671          10,971           --            304,620
  Loans receivable, net ...........................    2,148,857      1,533,212       1,141,707       1,228,152       1,306,057
  Real estate held for investment and
           sale, net ..............................        2,723         15,191          22,561          16,288          17,514
  Deposits ........................................    1,542,162      1,266,615       1,371,243       1,473,318       1,384,218

  Securities sold under agreements to
                    repurchase ....................      364,000        340,788         192,433           --              --
  FHLB advances ...................................    1,198,000        472,000          80,000          31,746         310,000
  Senior debt (1) .................................      --              11,113          11,398          10,000          38,199
  Minority interest (2) ...........................       33,250         33,250           --              --             23,324
  Stockholders' equity (3) ........................      180,606         79,602          64,822          56,613         (52,463)



                                                                                   At December 31,
                                                    --------------------------------------------------------------------
                                                      1998         1997          1996            1995             1994
                                                    --------     --------      ---------       --------         --------
                                                                    (Dollars in thousands, except per share data)
SELECTED OPERATING DATA:
  Interest, fees and dividend income ............   $180,873     $130,979       $122,896       $122,926        $116,262
  Interest expense ..............................    140,358       97,205         90,791         97,977          97,100
                                                    --------     --------      ---------       --------         --------
  Net interest income ...........................     40,515       33,774         32,105         24,949          19,162
  Provision for loan losses .....................      2,000        2,046          2,884          8,823          24,443
                                                    --------     --------      ---------       --------         --------
  Net interest income after provision for
   loan losses ..................................     38,515       31,728         29,221         16,126          (5,281)
  Gain on sale of mortgage-backed
   securities, net ..............................      1,682        1,275          3,638            641             485
  Gain (loss) on loan and servicing sales, net...        613        3,413            (53)          (166)          2,712
  Income (loss) from other real estate
   operations, net ..............................      1,479       (1,805)         1,946         (2,067)         (5,398)
  Other noninterest income ......................      2,662        2,234          2,593          2,095           2,328
  Operating expenses ............................     46,962       29,543         27,816         30,751          40,923
                                                    --------     --------      ---------       --------         --------
  Earnings (loss) before income taxes
   (benefit) and minority interest ..............     (2,011)       7,302          9,529        (14,122)         (46,077)
  Income taxes benefit ..........................    (16,390)      (4,499)        (3,015)        (2,644)          11,356
  Minority interest .............................      3,476          859           --             --               --
                                                    --------     --------      ---------       --------         --------
  Net earnings (loss) ...........................   $ 10,903     $ 10,942      $  12,544       $(11,478)        $(57,433)
  Net earnings (loss) available to common
   Stockholders .................................   $  8,743     $  3,602      $   5,989       $(14,863)        $(57,433)
  Earnings per share, basic and diluted (4) .....   $   0.59     $   1.14      $    1.90       $  (3.41)      $    (9.45)

KEY OPERATING RATIOS: (5)
  Return on average assets ......................       0.39%        0.57%          0.72%         (0.65)%          (3.00)%
  Return on average assets, excluding
   one-time IPO-related expenses (6) ............       0.72         0.57           0.72            --              --
  Return on average equity ......................       7.79        15.37          22.00         (38.21)         (251.75)
  Return on average equity, excluding
   one-time IPO-related expenses (6) ............      14.37        15.37          22.00            --              --
  Equity to assets ..............................       4.98         3.72           3.29           1.70            (1.19)
  Dividend payout ratio .........................        --           --             --             --              --
  Interest-earning assets to interest-bearing
   liabilities ..................................        104          101            100            100               98
  Interest rate spread (7) ......................       1.28         1.80           1.91           1.46             1.16
  Net interest margin (7) .......................       1.49         1.84           1.92           1.45             1.04
  Operating expenses to average assets ..........       1.67         1.55           1.60           1.74             2.14
  Operating expenses to average assets,
   excluding one-time IPO-related expenses (6) ..       1.12         1.55           1.60            --               --
  Efficiency ratio (8) ..........................     100.02        72.17          64.52          89.72            93.58
  Efficiency ratio, excluding one-time IPO-
   related expenses (6) (8) .....................      66.82        72.17          64.52            --               --




                                                               (Continued)


                                                                                    At December 31,
                                                        ----------------------------------------------------------------
                                                         1998         1997          1996          1995            1994
                                                        -------      -------       -------       -------         -------
                                                                        (Dollars in thousands, except per share data)
ASSET QUALITY DATA:
  Total non-performing assets and troubled debt
   restructurings (9) ................................  $14,806      $33,123       $46,218       $52,640         $78,737

  Non-performing loans as a percent of loans,
   net ...............................................     0.40%        0.65%         1.60%         2.90%           2.10%

  Non-performing assets as a percent of total
   assets (9) ........................................     0.34         1.05          2.21          2.94            2.20

  Non-performing assets and troubled debt
   restructurings as a percent of total assets (9) ...     0.44         1.50          2.64          3.33            4.57

  Allowance for loan losses as a percent of
   loans, net ........................................     0.88         1.16          2.04          2.57            2.28

  Allowance for loan losses as a percent of
   non-performing loans (9) ..........................   222.13       179.97        127.65         88.71          108.53

  Allowance for loan losses as a percent of
   non-performing loans and troubled debt
   restructurings (9) ................................   156.39        89.84         90.30         75.67           43.66

  Net charge-offs to average loans , net .............     0.05         0.63          0.95          0.55            0.95

BANK REGULATORY CAPITAL RATIOS (10):
  Tier 1 leverage ....................................     6.30%        5.43%         4.57%         4.18%           1.08%
  Tier 1 risk-based ..................................    11.48        10.74          9.15          7.56            2.01
  Total risk-based ...................................    12.36        11.99         10.38          8.43            2.76




     (1)  The senior debt was repaid in connection with the Offering.

     (2) Minority interest consists of the interest in PPCCP held by persons other than the Bank. See "ITEM 1. BUSINESS--Subsidiaries."

     (3) At December 31, 1998, 1997 and 1996, stockholders' equity is net of $13.6 million, $2.0 million and $6.1 million of unrealized losses on securities available-for-sale, respectively.

     (4) Based on a weighted average number of shares of Common Stock of 14,793,644, 3,152,064, 3,152,064, 4,361,280 and 6,075,008 for 1998,
          1997, 1996, 1995 and 1994, respectively.

     (5) With the exception of end of period ratios, all ratios are based on average daily balances during the respective periods.

     (6) One-time IPO-related expenses paid in 1998 were comprised of: (1) $11.1 million ($6.5 million net of applicable income tax benefits) for employment agreement benefits due to certain executive officers of the Company and (2) $4.5 million ($2.7 million net of applicable income tax benefits) for a special FDIC assessment which the Bank had deferred from paying in prior years.

     (7) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

     (8) Efficiency ratio represents operating expenses as a percent of the aggregate of net interest income and non-interest income.

     (9) Non-performing assets consist of nonaccrual loans and real estate owned. Nonaccrual loans are loans that the Company has removed from accrual status because the loans are 90 or more days delinquent as to principal and/or interest or, in management's opinion, full collectibility of the loans is in doubt. Real estate owned consists of real estate acquired in settlement of loans. A loan is considered a troubled debt restructuring if, as a result of the borrower's financial condition, the Company has agreed to modify the loan by accepting below market terms either by granting an interest rate concession or by deferring principal or interest payments. As used in this table, the term "troubled debt restructurings" means a restructured loan on accrual status. Troubled debt restructurings on nonaccrual status are reported in the nonaccrual loan category. See "ITEM 1. BUSINESS--Asset Quality."

     (10) For information on the Bank's regulatory capital requirements. See "ITEM 1. BUSINESS--Regulation Of Federal Savings Banks--Regulatory Capital Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" incorporated hereof.

GENERAL

     The Company conducts its business primarily through the Bank, which is a community oriented savings bank which emphasizes customer service and convenience. The Company has operated profitably during 1996 and 1997 and 1998, after giving effect for $15.6 million of one time expenses ($9.2 million net of applicable tax benefits) paid in connection with the Offering. Without the effect of such one-time payments, the Company would have reported net earnings of $20.1 million for the year ended December 31, 1998, an 84% increase over the results for the prior year. The Bank is currently well capitalized under the applicable regulatory requirements.

     As part of its overall business strategy, the Bank has sought to develop a wide variety of products and services which meet the needs of its retail and commercial customers. On the asset side of the Bank's balance sheet, management has increased its emphasis on commercial business and consumer lending which complements the Bank's existing residential and commercial real estate lending operations. In addition, the Bank has increased its investment in corporate trust preferred obligations and U.S. Government agency mortgage-backed securities with the intention of enhancing net interest income while limiting credit and interest rate risk. On the liability side of the Bank's balance sheet, the Bank is focused on accessing cost-efficient funding sources, including retail deposits, FHLB advances ,and securities sold under agreements to repurchase.

     The Bank's business strategy focuses on achieving attractive returns consistent with the Company's risk management objectives. The Bank has sought to implement this strategy by (i) reducing non-performing assets; (ii) improving operating efficiency by maintaining a low level of operating expenses relative to interest-earning assets; (iii) reducing funding costs through the utilization of retail deposits and other borrowings; (iv) revising the Bank's investment policy and, in connection therewith, replacing illiquid mortgage-related securities with U.S. Government agency obligations and U.S. Government agency mortgage-backed securities; (v) managing the Bank's interest rate risk through on-balance sheet hedging; (vi) developing new business relationships through an increased emphasis on commercial lending and diversifying the Bank's retail products and services, including an increase in consumer loan originations;
(vii) increasing the Bank's securities portfolio as a means of enhancing net interest income while minimizing the Bank's credit and interest rate risk exposure; and (viii) expanding the Bank's franchise through new branch openings and pursuing acquisition opportunities when appropriate.

FINANCIAL CONDITION

     GENERAL. Total assets increased by $1.1 billion or 50.7% to $3.3 billion during the year ended December 31, 1998 and increased by $465.1 million or 26.6% during the year ended December 31, 1997. The increase in total assets during 1998 primarily reflected an increase in the Bank's loans receivable, net, as well as investments in U.S. Government agency debt securities, corporate trust preferred securities and mortgage-backed securities. During 1998, the Bank took advantage of the leverage opportunities presented as a result of the capital raised from the PBOC Offering, originating $607.6 million of loans and purchasing $876.9 million of loans, which were funded by intermediate-term FHLB advances. Total investments increased by $430.4 million during 1998 and were the primary reason for the increase in total assets in 1997. These assets were funded primarily through the use of short- and intermediate-term borrowings, consisting of reverse repurchase agreements and FHLB advances. The shift in the composition of the Bank's asset and liability mix since 1996 reflects the new management's operational philosophy, discussed above.

     CASH, CASH EQUIVALENTS AND OTHER SHORT-TERM INVESTMENTS. Cash, cash equivalents and other short-term investments (consisting of cash, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell) amounted to $46.4 million and $21.1 million at December 31, 1998 and 1997, respectively.

The Bank manages its cash, cash equivalents and other short-term investments based upon the Bank's operating, investing and financing activities. The Bank generally attempts to invest its excess liquidity into higher yielding assets such as loans or securities. At December 31, 1998, the Bank's regulatory liquidity exceeded the minimum OTS requirements. See "Liquidity And Capital Resources."

     SECURITIES. At December 31, 1998, the Bank's securities portfolio (both held-to-maturity and available-for-sale) amounted to $1.0 billion or 30.3% of the Company's total assets, as compared to $580.8 million or 26.2% at December 31, 1997. At December 31, 1998 and 1997, $590.8 million and $428.1 million, or
58.4% and 73.7% of the Bank's securities portfolio, consisted of mortgage-backed securities, $325.0 million and $0 million, or 32.1% and 0% of such portfolio, consisted of investment-grade trust preferred obligations, and $37.0 million and $139.7 million, or 3.6% and 24.0% of such portfolio, consisted of U.S. Government agency securities, respectively. Although mortgage-backed securities often carry lower yields than traditional mortgage loans, such securities generally increase the credit quality of the Bank's assets because they have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 1998, $6.3 million of the Bank's securities portfolio was classified as held-to-maturity and reported at historical cost and $1.0 billion of such portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders' equity. Historically, the Bank has classified substantially all of its securities purchases as available-for-sale except for certain mortgage-backed securities which are qualifying for purposes of the Community Reinvestment Act of 1978, as amended ("CRA"). At December 31, 1998, the Bank's securities classified as available-for-sale had in the aggregate $13.6 million of unrealized losses.

     The following table sets forth information regarding the carrying and market value of the Bank's securities at the dates indicated.

                                                                                  At December 31,
                                                  --------------------------------------------------------------------------------
                                                            1998                        1997                        1996
                                                  -------------------------    ------------------------    -----------------------
                                                   Carrying        Market       Carrying       Market      Carrying        Market
                                                    Value          Value         Value         Value        Value          Value
                                                  ----------     ----------    ----------     ---------    ---------     ---------
                                                                                (Dollars in thousands)
Available-for-sale (at market):
U.S. Government and federal agency
 obligations ...................................  $   36,977     $   36,977    $  139,719     $ 139,719    $  38,714     $  38,714
Investment-grade trust preferred obligations ..      324,965        324,965        --            --            --            --
Mortgage-backed securities ....................      584,515        584,515       418,450       418,450      463,587       463,587
         SBA certificates .....................       58,480         58,480        12,991        12,991        --           --
                                                  ----------     ----------    ----------     ---------    ---------     ---------
                                                  $1,004,937     $1,004,937    $  571,160     $ 571,160    $ 502,301     $ 502,301
                                                  ----------     ----------    ----------     ---------    ---------     ---------
                                                  ----------     ----------    ----------     ---------    ---------     ---------
Held-to-maturity:
         Mortgage-backed securities ...........   $    6,282     $    6,372    $    9,671     $   9,743    $  10,971     $  10,899
                                                  ----------     ----------    ----------     ---------    ---------     ---------
                                                  ----------     ----------    ----------     ---------    ---------     ---------


     The following table sets forth the activity in the Bank's aggregate securities portfolio (both securities classified available-for-sale and held-to-maturity) during the periods indicated.


                                                                                              Year Ended December 31,
                                                                                    --------------------------------------------
                                                                                       1998             1997            1996
                                                                                    -----------      ----------      -----------
                                                                                               (Dollars in thousands)
Securities at beginning of period ...............................................   $   580,831      $  513,272      $   241,645
Purchases .......................................................................     1,134,026         408,729          487,719
Sales ...........................................................................      (513,159)       (234,339)        (158,448)
Repayments and prepayments ......................................................      (178,842)       (110,941)         (53,207)
Decrease (increase) in unrealized losses on available-for-sale securities(1) ....       (11,637)          4,110           (4,437)
                                                                                    -----------      ----------      -----------
Securities at end of period(2)(3) ...............................................   $ 1,011,219      $  580,831      $   513,272
                                                                                    -----------      ----------      -----------
                                                                                    -----------      ----------      -----------






     (1) At December 31, 1998, the cumulative unrealized losses on securities classified as available-for-sale amounted to $13.6 million, which reduces stockholders' equity.

     (2) At December 31, 1998, the book value and market value of the Bank's securities (including held-to-maturity and available-for-sale securities) amounted to $1,011.2 million and $1,011.3 million, respectively.


     (3) At December 31, 1998, $501.1 million or 49.5% of the Bank's securities portfolio consisted of adjustable-rate securities, compared to $222.4 million or 43.3% and $115.8 million or 47.9% at December 31, 1997 and 1996, respectively.

     LOANS RECEIVABLE. Net loans receivable increased by $615.6 million, or 40.2%, during the year ended December 31, 1998 and increased by $391.5 million, or 34.3%, during the year ended December 31, 1997. The significant increase during 1998 was directly attributable to management's strategy of leveraging the capital generated from the Offering. The Bank purchased $821.7 million of single-family residential mortgage loans in 1998 on a ervicing retained basis. At December 31, 1998, $412.0 million in principal balance of such purchases were secured by properties located outside of the state of California. The Bank also increased its loan originations to $607.6 million in 1998 compared to $160.7 million in 1997.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                            December 31,
                                              ---------------------------------------------------------------------------
                                                        1998                         1997                   1996
                                              ----------------------   ------------------------   -----------------------
                                                          Percent of                 Percent of                Percent of
                                                Amount       Total       Amount         Total       Amount        Total
                                              ----------  ----------   -----------   ----------   ----------   ----------
                                                                      (Dollars in thousands)
Mortgage loans:
  Single-family residential ...............   $1,494,756      68%      $   953,701       62%      $  595,915        51%
  Multi-family residential ................      366,625      17           426,254       27          453,064        39
  Commercial ..............................      206,402       9           135,407        9          110,931        10
  Land and other ..........................          880      --             5,896       --            1,639        --
                                              ----------     ---       -----------      ---       ----------       ---
    Total mortgage loans ..................    2,068,663      94         1,521,258       98        1,161,549       100
                                              ----------     ---       -----------      ---       ----------       ---
Other loans:
  Commercial business .....................       62,665       3            22,484        1            3,523        --
  Consumer ................................       53,826       3             8,485        1              988        --
  Secured by deposits .....................        3,537      --             2,287       --            2,132        --
                                              ----------     ---       -----------      ---       ----------       ---
    Total loans receivable ................    2,188,691     100%        1,554,514      100%       1,168,192       100%
                                              ----------     ---       -----------      ---       ----------       ---
                                                             ---                        ---                        ---
Less:
  Undistributed loan proceeds .............       17,152                     6,206                       473
  Unamortized net loan discounts
    and deferred origination fees .........          814                    (6,859)                    2,732
  Deferred gain on servicing sold .........        2,971                     4,131                     --
  Allowance for loan losses ...............       18,897                    17,824                    23,280
                                              ----------                ----------                ----------
  Loans receivable, net ...................   $2,148,857                $1,533,212                $1,141,707
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------




                                                              December 31,
                                         ------------------------------------------------------
                                                   1995                         1994
                                         --------------------------  --------------------------
                                                        Percent of                   Percent of
                                           Amount         Total         Amount         Total
                                         -----------  -------------  -------------  -----------
                                                  (Dollars in thousands)

Mortgage loans:
  Single-family residential ............   $  658,412        52%        $  721,801       54%
  Multi-family residential .............      479,100        38            480,547       36
  Commercial ...........................      120,109        10            129,768       10
  Land and other .......................        3,176        --              7,546       --
                                           ----------       ---         ----------      ---
    Total mortgage loans ...............    1,260,797       100          1,339,662      100
                                           ----------       ---         ----------      ---
Other loans:
  Commercial business ..................       --            --              --          --
  Consumer .............................       --            --              --          --
  Secured by deposits ..................        1,976        --                908       --
                                           ----------       ---         ----------      ---
    Total loans receivable .............    1,262,773       100%         1,340,570      100%
                                           ----------       ---         ----------      ---
                                                            ---                         ---
Less:
  Undistributed loan proceeds ..........          28                         1,376
  Unamortized net loan discounts
    and deferred origination fees ......       3,021                         3,336
  Deferred gain on servicing sold ......       --                            --
  Allowance for  loan losses ...........      31,572                        29,801
                                           ----------                   ----------
  Loans receivable, net ................   $1,228,152                   $1,306,057
                                           ----------                   ----------
                                           ----------                   ----------


     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's total loan portfolio at December 31, 1998, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                                 Principal Repayments Contractually Due or Repricing
                                                                           in Year(s) Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                     Total at
                                   December 31,                                         2002-       2004-      2010-
                                       1998         1999        2000        2001        2003        2009        2015     Thereafter
                                   ------------   ---------   ---------   ---------   ---------   ---------   ---------  ----------
                                                                    (Dollars in thousands)

Mortgage loans:
  Single-family residential ....    $1,494,756   $  23,223   $  36,775   $  39,178   $  87,115   $ 307,170   $ 352,285   $ 649,010
  Multi-family residential .....       366,625      19,282       6,717      11,194      23,249     107,732      81,303     117,148
  Commercial ...................       206,402      38,638       7,525       3,242      22,813     125,207       4,566       4,411
  Land .........................           880         147          30          10         693        --          --          --
Other loans:
  Commercial ...................        62,665      28,434      17,778       2,746       4,306       5,783       1,347       2,271
  Consumer .....................        53,826      11,771       8,255       8,316      18,989       2,962         809       2,724
  Secured by deposits ..........         3,537       3,537        --          --          --          --          --          --

                                    ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total (1) ..................    $2,188,691   $ 125,032   $  77,080   $  64,686   $ 157,165   $ 548,854   $ 440,310   $ 775,564
                                    ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                    ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------





     (1) Of the $2.06 billion of loan principal repayments contractually due after December 31, 1999, $1.24 billion have fixed rates of interest and $817 million have adjustable rates of interest.

          Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates).

The following table shows the activity in the Bank's loan portfolio during the periods indicated.

                                                                                    Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                         1998                1997                1996
                                                                     ----------          ----------           ----------
                                                                                    (Dollars in thousands)
Gross loans held at beginning of period ..........................   $1,554,514          $1,168,192           $1,262,773
Originations of loans:
  Mortgage loans:
     Single-family residential ...................................      389,475              88,077               37,129
     Multi-family residential ....................................        7,847              15,806                7,823
     Commercial ..................................................      116,242              24,232                6,945
     Land ........................................................       --                  --                   --
Other loans:
     Commercial ..................................................       57,492              20,869                4,303
     Consumer ....................................................       32,969               8,050                1,069
     Secured by deposits .........................................        3,537               3,664                4,389
                                                                     ----------          ----------           ----------
                       Total originations ........................      607,562             160,698               61,658
                                                                     ----------          ----------           ----------
Purchases of loans:
     Single-family residential ...................................      821,716             482,943              --
     Multi-family residential ....................................       13,302               4,834              --
     Commercial real estate ......................................       10,201              12,899              --
     Land ........................................................       --                   5,000              --
     Commercial ..................................................        9,200              --                  --
     Consumer ....................................................       22,479                   5              --
                                                                     ----------          ----------           ----------
     Total purchases .............................................      876,898             505,681              --
                                                                     ----------          ----------           ----------
                       Total originations and purchases ..........    1,484,460             666,379              61,658
                                                                     ----------          ----------           ----------
Loans sold:
     Single-family residential ...................................      (37,051)            (85,241)             --
     Commercial real estate ......................................         (357)             --                  --
     Commercial ..................................................       (5,000)             --                  --
     Consumer ....................................................          (13)             --                  --
                                                                     ----------          ----------           ----------
                       Total sold ................................      (42,421)            (85,241)             --
                                                                     ----------          ----------           ----------
Repayments .......................................................     (797,614)           (163,467)           (113,721)
Transfers to real estate owned ...................................      (10,248)            (31,349)            (42,518)
                                                                     ----------          ----------           ----------
Net activity in loans ............................................      634,177             386,322             (94,581)
                                                                     ----------          ----------           ----------
Gross loans held at end of period ................................   $2,188,691          $1,554,514          $1,168,192
                                                                     ----------          ----------           ----------
                                                                     ----------          ----------           ----------

     NON-PERFORMING LOANS AND TROUBLED DEBT RESTRUCTURINGS. The Bank's new management has successfully taken steps to reduce the level of the Bank's non-performing assets, which has resulted in a substantial decline in non-performing loans and troubled debt restructurings (troubled debt restructurings consist of loans with respect to which the Bank has agreed to grant an interest rate concession or defer principal or interest payments), from an aggregate of $25.8 million at December 31, 1996 to an aggregate of $12.1 million at December 31, 1998.

     The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and TDRs at the dates indicated.

                                                                    At December 31,
                                                 -------------------------------------------------------------------
                                                    1998          1997         1996           1995          1994
                                                 ---------      ---------     --------      ---------     ----------
                                                              (Dollars in thousands)
Non-performing loans, net:
Mortgage loans:
    Single-family residential.................    $   3,959      $   8,435     $  7,947      $  10,467     $   14,780
    Multi-family residential..................          428            405        9,198         16,840(1)       --
    Commercial................................        3,613          1,064        1,093          8,173          8,446
    Land......................................          --             --           --             112          4,232
Non-mortgage loans:
    Commercial................................          99           --           --              --             --
    Consumer..................................         408           --           --              --             --
                                                  ---------      ---------     --------      ---------     ----------
    Total non-performing loans, net                  8,507           9,904        18,238        35,592          27,458
                                                  ---------      ---------     --------      ---------     ----------
Real estate owned, net:
    Single-family residential.................       2,723             678         3,268         6,387           5,322
    Multi-family residential..................       --              6,482         8,310           901           3,999
    Commercial................................       --              5,921         8,614         3,506           1,095
    Land......................................       --                202           244           121              69
                                                  ---------      ---------     --------      ---------     ----------
Total real estate owned, net..................       2,723          13,283        20,436        10,915          10,485
                                                  ---------      ---------     --------      ---------     ----------
Total non-performing assets...................      11,230          23,187        38,674        46,507          37,943
Troubled debt restructurings..................       3,576           9,936         7,544         6,133          40,794(1)
                                                  ---------      ---------     --------      ---------     ----------
Total non-performing assets and troubled debt
 restructurings...............................    $ 14,806         $ 33,123    $  46,218     $  52,640     $   78,737
                                                  ---------      ---------     --------      ---------     ----------
                                                  ---------      ---------     --------      ---------     ----------
Non-performing loans to total loans, net......       0.40%            0.65%        1.60%         2.90%          2.10%
Non-performing loans to total assets..........        0.26             0.45         1.04          2.25           1.59
Non-performing assets to total assets.........        0.34             1.05         2.21          2.94           2.20
Total non-performing assets and troubled debt
    restructurings to total assets............        0.44             1.50         2.64          3.33           4.57


         -----------

     (1) Reflects to a large extent problems associated with the 1994 Northridge earthquake.

     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                                           At December 31,
                                                   ------------------------------------------------------------------------------
                                                       1998              1997          1996            1995            1994
                                                   ------------    ------------   ------------      -----------   ---------------
                                                                       (Dollars in thousands)
Allowance at beginning of period ............      $ 17,824         $ 23,280         $ 31,572         $ 29,801         $ 20,426
                                                   --------         --------         --------         --------         --------
Provision for loan losses ...................         2,000            2,046            2,884            8,823           22,330
                                                   --------         --------         --------         --------         --------
Charge-offs:
    Mortgage loans:
    Single-family residential ...............          (616)          (1,967)          (2,213)          (3,416)          (5,428)
    Multi-family residential ................          (261)          (5,599)          (5,039)          (1,854)          (1,787)
    Commercial ..............................          --                (42)          (3,371)            (860)          (5,813)
    Land ....................................          --               --             (1,478)            (956)            --
    Non-mortgage loans:
    Commercial ..............................           (16)            --               --               --               --
    Consumer ................................          (119)            --               --               --               --
                                                   --------         --------         --------         --------         --------
             Total charge-offs ..............        (1,012)          (7,608)         (12,101)          (7,086)         (13,028)
                                                   --------         --------         --------         --------         --------
Recoveries:
    Mortgage loans:
    Single-family residential ...............            85              106               16               34               73
    Multi-family residential ................          --               --                 22             --               --
    Commercial ..............................          --               --                  2             --               --
    Land ....................................          --               --                885             --               --
                                                   --------         --------         --------         --------         --------
             Total recoveries ...............            85              106              925               34               73
                                                   --------         --------         --------         --------         --------
Net charge-offs .............................          (927)          (7,502)         (11,176)          (7,052)         (12,955)
                                                   --------         --------         --------         --------         --------
Allowance at end of period ..................      $ 18,897         $ 17,824         $ 23,280         $ 31,572         $ 29,801
                                                   --------         --------         --------         --------         --------
                                                   --------         --------         --------         --------         --------
Allowance for loan losses to total
    nonperforming loans at end of period ....        222.13%          179.97%          127.65%           88.71%          108.53%
Allowance for loan losses to total
    nonperforming loans and troubled debt
    restructurings at end of period .........        156.39%           89.84%           90.30%           75.67%           43.66%
Allowance for loan losses to total loans, net
    at end of period ........................          0.88%            1.16%            2.04%            2.57%            2.28%




     As shown in the table above, loan charge-offs (net of recoveries) amounted to $927,000, $7.5 million and $11.2 million, during the years ended December 31, 1998, 1997 and 1996, respectively. The net charge-offs recognized by the Bank during the years ended December 31, 1998, 1997 and 1996 primarily reflected the transfer of loans (particularly multi-family residential loans) to real estate owned, as shown in the preceding non-performing assets table. Such multi-family loans had specific valuation allowances which had been established through increased provisions for loan losses in prior periods. At the time of transfer of the loans to real estate owned, such specific valuation allowances were charged off. As a result of the transfer of such loans to real estate owned, the Bank's non-performing loans have declined significantly since 1995, which has contributed to the decrease in the Bank's provision for loan losses. Management believes that its allowance for loan losses at December 31, 1998 is adequate. Nevertheless, there can be no assurances that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues.


     The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                     Year Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                   1998                 1997                  1996                   1995               1994
                            -------------------   -------------------   ------------------    ------------------   -----------------
                                       Percent               Percent              Percent               Percent             Percent
                                      to Total              to Total             to Total              to Total            to Total
                            Amount    Allowance   Amount    Allowance   Amount   Allowance    Amount   Allowance   Amount  Allowance
                            -------   ---------   -------   ---------   -------  ---------    -------  ---------  -------  --------
                                                             (Dollars in thousands)
Residential real estate...  $ 5,637      29.8%    $ 5,014      28.1%    $ 4,051      17.4%    $ 5,109     16.2%   $ 7,809     26.2%
Multi-family
 residential .............    7,239      38.3       8,964      50.3      15,753      67.7      18,509     58.6     11,396     38.2
Commercial real
 estate ..................    3,887      20.6       3,062      17.2       3,267      14.0       7,850     24.9      6,964     23.4
Land .....................       44       0.2         305       1.7          94       0.4         104      0.3      3,120     10.5
Other loans ..............    2,090      11.1         479       2.7         115       0.5        --        --         512      1.7
                            -------     -----     -------     -----     -------     -----     -------    -----    -------    -----
   Total ................   $18,897     100.0%    $17,824     100.0%    $23,280     100.0%    $31,572    100.0%   $29,801    100.0%
                            -------     -----     -------     -----     -------     -----     -------    -----    -------    -----
                            -------     -----     -------     -----     -------     -----     -------    -----    -------    -----



     REAL ESTATE HELD FOR INVESTMENT AND SALE. Net real estate held for investment and sale consists of real estate acquired through foreclosure (i.e., real estate owned) and real estate held for investment. Real estate owned is included in total non-performing assets.

     At December 31, 1998, the Company's real estate held for investment and sale was $2.7 million as compared to $15.2 million in December 31, 1997.

     DEPOSITS. Total deposits increased by $275.5 million or 21.8% during the year ended December 31, 1998. The Bank's aggregate certificates of deposit increased from $932.8 million, or 73.6% of total deposits, at December 31, 1997 to $1.1 billion, or 71.9% of total deposits, at December 31, 1998. Of the total increase in certificates of deposit, certificates of deposit $100,000 and over increased from $138.2 million, or 10.9% of total deposits, to $316.3 million, or 20.5% of total deposits, from December 31, 1997 to December 31, 1998. The increase in deposits was primarily due to the acquisition of two branch offices and their related deposits and expanded business customer deposit base. The Bank has offered a wide array of deposit products through its branch system in order to foster retail deposit growth. Transaction accounts (consisting of passbook, NOW and money market accounts) increased from $333.8 million, or 26.4% of total deposits, at December 31, 1997 to $433.0 million, or 28.1% of total deposits, at December 31, 1998

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Bank for the periods indicated.

                                                                            Year Ended December 31,
                                    -----------------------------------------------------------------------------------------------
                                                 1998                          1997                                1996
                                    -----------------------------  ----------------------------------  ----------------------------
                                                      Weighted                        Weighted                       Weighted
                                     Average          Average        Average          Average           Average      Average
                                     Balance         Rate Paid       Balance         Rate Paid          Balance      Rate Paid
                                    -----------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
NOW accounts ....................   $   120,664       1.75%         $    83,248       1.96%         $    58,511       0.77%
Money market accounts ...........        96,447       4.71               21,938       2.94               29,665       2.52
Passbook accounts ...............       158,396       3.88              235,162       4.34              264,677       4.64
                                    -----------                     -----------                     -----------
Total transaction accounts ......       375,507                         340,348                         352,853
Term certificates of deposit ....     1,010,209       5.71              966,863       5.66            1,069,484       5.76
                                    -----------                     -----------                     -----------
         Total deposits .........   $ 1,385,716       5.09%         $ 1,307,211       5.14%         $ 1,422,337       5.28%
                                    -----------       ----          -----------       ----          -----------       ----
                                    -----------       ----          -----------       ----          -----------       ----




     The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                                 Year Ended December 31,
                                                                    --------------------------------------------------
                                                                        1998                1997                1996
                                                                    ----------          ----------          ----------
                                                                                   (Dollars in thousands)
Beginning balance ...............................................   $1,266,615          $1,371,243          $1,473,318
Net increase (decrease) before interest .........................      221,269            (157,599)           (160,804)
Interest credited ...............................................       54,278              52,971              58,729
                                                                    ----------          ----------          ----------
Net increase (decrease) in deposits .............................      275,547            (104,628)           (102,075)
                                                                    ----------          ----------          ----------
Ending balance ..................................................   $1,542,162          $1,266,615          $1,371,243
                                                                    ----------          ----------          ----------
                                                                    ----------          ----------          ----------


     The following table sets forth by various interest rate categories the term certificates of deposit with the Bank at the dates indicated.

                                                         At December 31,
                                        ------------------------------------------------------------
                                              1998                 1997                 1996
                                        ---------------         ------------          --------------
                                                          (Dollars in thousands)
0.00% to 2.99% ......................   $       4,536           $    4,071       $           4,299
3.00 to 3.99 ........................           5,085                2,993                   3,833
4.00 to 4.99 ........................         107,373                5,700                  46,771
5.00 to 6.99 ........................         961,204              918,842                 909,895
7.00 to 8.99 ........................          30,961                1,219                  36,244
                                        ---------------         ------------          --------------
 Total ..............................   $   1,109,159(1)        $  932,825(1)         $  1,001,042(1)
                                        ---------------         ------------          --------------
                                        ---------------         ------------          --------------


-----------

     (1) At December 31, 1998, 1997 and 1996, certificates of deposit in amounts greater than or equal to $100,000 amounted to $316.3 million, $138.2 million and $158.7 million, respectively.


     The following table sets forth the amount and remaining maturities of the Bank's term certificates of deposit at December 31, 1998.


                                           Over
                                         Six Months             Over One          Over Two
                       Six Months         Through            Year Through       Years Through       Over Three
                        and Less          One Year             Two Years         Three Years           Years
                       ----------        -----------         ------------       -------------      -------------
                                                          (Dollars in thousands)
0.00% to 1.99% .....   $      200        $     --           $     --             $      --           $      --
2.00 to 2.99 .......        3,339                779                 219                --                  --
3.00 to 3.99 .......        5,085              --                 --                    --                  --
4.00 to 4.99 .......       42,807             56,905               7,334                 326                --
5.00 to 6.99 .......      550,865            255,868             129,750              10,233              14,488
7.00 to 8.99 .......       30,590                 69                 302                --                  --
                       ----------        -----------         -----------         -----------       -------------
         Total .....   $  632,886        $   313,621         $   137,605         $    10,559       $      14,488
                       ----------        -----------         -----------         -----------       -------------
                       ----------        -----------         -----------         -----------       -------------


     The following table presents the maturity of term certificates of deposit in amounts greater than $100,000 at December 31, 1998.


                                                         At December 31, 1998
                                                        ----------------------
                                                        (Dollars in thousands)
3 months or less .........................................   $     76,714
Over 3 months through 6 months ...........................        106,257
Over 6 months through 12 months ..........................         92,364
Over 12 months ...........................................         40,943
                                                             ------------
         Total ...........................................   $    316,278
                                                             ------------
                                                             ------------





     BORROWINGS. The Company used $11.4 of Offering proceeds, to repurchase senior notes held by a Selling Stockholder in 1998.

     The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.


                                                                                At or For the Year Ended December 31,
                                                                            --------------------------------------------
                                                                                1998            1997             1996
                                                                            -----------      ---------        ----------
                                                                                        (Dollars in thousands)
FHLB OF SAN FRANCISCO ADVANCES:
   Average balance outstanding ..........................................   $   902,083      $ 148,681        $   53,666
   Maximum amount outstanding at any month-end during the period ........     1,249,000        472,000            80,000
   Balance outstanding at end of period .................................     1,198,000        472,000            80,000
   Weighted average interest rate during the period .....................          5.54%          5.91%             5.49%
   Weighted average interest rate at end of period ......................          5.38%          5.87%             5.91%
   Weighted average remaining term to maturity at end of period (in
    years) ..............................................................          5.01           1.61              0.95
SECURITIES SOLD UNDER AGREEMENTS TO PURCHASE:
   Average balance outstanding ..........................................   $   385,451      $ 357,396        $  179,002
   Maximum amount outstanding at any month-end during the period ........       658,409        415,676           219,229
   Balance outstanding at end of period .................................       364,000        340,788           192,433
   Weighted average interest rate during the period .....................          5.66%          5.49%             6.09%
   Weighted average interest rate at end of period ......................          5.61%          5.76%             5.49%
   Weighted average remaining term to maturity at end of period (in
    years) ..............................................................          3.73           2.71              0.63



     Other than deposits, the Bank's primary sources of funds consist of reverse repurchase agreements and advances from the FHLB of San Francisco. At December 31, 1998, reverse repurchase agreements amounted to $364.0 million, compared to $340.8 million at December 31, 1997. The Bank has been utilizing reverse repurchase agreements as part of its overall asset growth and leverage strategy and, in connection therewith, during 1998, the Bank increased the weighted average remaining term to maturity of such instruments. As of December 31, 1998, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements increased to 3.73 years, compared to 2.71 years at December 31, 1997, and such reverse repurchase agreements had a weighted average interest rate of 5.61% at December 31, 1998 as compared to 5.76% at December 31, 1997. See "Sources Of Funds--Borrowings."

     Advances from the FHLB of San Francisco amounted to $1.2 billion and $472.0 million at December 31, 1998 and 1997, respectively. The significant increase in FHLB advances during 1998 is directly attributable to management's strategy of leveraging the capital raised in the Offering. Fixed-rate FHLB advances of intermediate-term maturities were used to fund the wholesale purchase of loans and securities and loan originations. Of the Bank's FHLB advances outstanding as of December 31, 1998, $14 million is scheduled to mature during 1999 and the remaining $1,184 million matures between years of 2000 and 2008. As of December 31, 1998, the weighted average remaining term to maturity of the Bank's FHLB advances amounted to 5.01 years, compared to 1.61 at December 31, 1997, respectively, and had a weighted average interest rate of 5.38% at December 31, 1998, compared to 5.87% at December 31, 1997. At December 31, 1998, the Bank had a collateralized available line of credit of approximately $1.7 billion with the FHLB of San Francisco.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased from $79.6 million at December 31, 1997 to $180.6 million at December 31, 1998. The $101.0 million or 126.9% increase in stockholders' equity during the year ended December 31, 1998 was mainly due to the Offering. The net proceeds to the Company from the sale of the shares of common stock offered by the Company was $129.6 million after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

RESULTS OF OPERATIONS

     GENERAL. The Company's results of operations depend substantially on its net interest income, which is the difference between interest income on interest-earning assets, which consist primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company's results of operations are also significantly affected by the Bank's provisions for loan losses resulting from the Bank's assessment of the adequacy of its allowance for loan losses; the level of its other income, including loan service and related fees, net gains on sales of securities, loans and loan servicing, and net earnings and losses from real estate operations; the level of its operating expenses, such as personnel and benefits expense, occupancy and other office related expense and FDIC insurance premiums; and income taxes and benefits.

     The Company reported net earnings before preferred dividends of $10.9 million, $10.9 million and $12.5 million during the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 results were impacted by a one-time expense of $11.1 million ($6.5 million net of applicable tax benefits) for employment agreement benefits due to certain senior executives officers of the Company in connection with the Offering. The Company also paid a one-time special FDIC assessment, which it had deferred from paying in prior years, of $4.5 million ($2.7 million net of applicable tax benefits). Without the effect of such one-time payments, the Company would have reported net earnings of $20.1 million for the year ended December 31, 1998. Net earnings decreased by $39,000 or 0.36% for the year ended December 31, 1998, compared to the same period in the prior year, due to one-time expenses, which was partially offset by a $6.8 million or 21.3% increase in net interest income after provision for loan losses and a $11.9 million increase in income tax benefit recognized during the year.

     Net earnings decreased by $1.6 million during the year ended December 31, 1997 compared to the prior year, due to a $3.0 million decrease in total other income and a $1.7 million increase in total operating expenses, which was partially offset by a $2.5 million or 8.6% increase in net interest income after provision for loan losses and a $1.5 million increase in income tax benefit recognized during the year.

     NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

     Net interest income totaled $40.5 million, $33.8 million and $32.1 million during the years ended December 31,

1998, 1997 and 1996, respectively. Net interest income increased by $6.7 million or 20% for the year ended December 31, 1998, compared to the prior year, due to a $888.5 million or 48.4% increase in the average balance of interest-earning assets (consisting primarily of a $614.7 million increase in the average balance of loans receivable and a $218.0 million increase in the average balance of other interest earning assets), which was partially offset by a decrease in the interest rate spread of 52 basis points. Net interest income increased by $1.7 million or 5.2% during the year ended December 31, 1997 compared to the year ended December 31, 1996 due a $167.2 million increase in the average balance of total interest earning assets.

     The Company's net interest margin for the year ended December 31, 1998 was 1.49% as compared to 1.84% for the year ended December 31, 1997. This decrease in net interest margin compared to the 1997 reflects the decrease in yields on earning assets, primarily due to accelerated premium amortization on the purchased adjustable-rate single-family residential portfolio. Such premium amortization amounted to $6.3 million in 1998.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.


                                                                   Year Ended December 31,
                                              -------------------------------------------------------------------
                                                             1998                              1997
                                              ----------------------------------  -------------------------------
                                                Average                Average    Average               Average
                                                Balance    Interest   Yield/Cost  Balance    Interest  Yield/Cost
                                                -------    --------   ----------  -------    --------  ----------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1) ....................   $1,814,855   $ 125,851    6.93%   $1,200,137   $ 89,938     7.49%
  Mortgage-backed securities (2) ..........      557,038      32,439    5.82       501,261     32,672     6.52
  Other interest-earning assets (3) .......      353,926      22,583    6.38       135,949      8,369     6.16
                                              ----------   ---------            ----------   --------
    Total interest-earning assets .........    2,725,819     180,873    6.64     1,837,347    130,979     7.13
Noninterest-earning assets ................       84,039   ---------                74,487   --------
                                              ----------                        ----------
      Total assets ........................   $2,809,858                        $1,911,834
                                              ----------                        ----------
                                              ----------                        ----------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts (4) ..............   $  366,910      12,786    3.48%   $  340,348     12,476     3.67%
    Term certificates of deposit ..........    1,010,307      57,141    5.66       966,863     54,771     5.66
                                              ----------   ---------            ----------   --------
      Total deposits ......................    1,377,217      69,927    5.08     1,307,211     67,247     5.14
  Senior debt .............................        4,467         445    9.96        11,404      1,271    11.15
  Other borrowings ........................    1,236,120      69,772    5.64       506,077     28,420     5.62
  Hedging costs ...........................         --           214                  --          267
                                              ----------   ---------            ----------   --------
      Total interest-bearing liabilities ..    2,617,804     140,358    5.36%    1,824,692     97,205     5.33%
Noninterest-bearing liabilities ...........       52,160   ---------                15,957   --------
                                              ----------                        ----------
      Total liabilities ...................    2,669,964                         1,840,649
Stockholders' equity ......................      139,894                            71,185
                                              ----------                        ----------
      Total liabilities and stockholders'
        equity ............................   $2,809,858                        $1,911,834
                                              ----------                        ----------
                                              ----------                        ----------
Net interest-earning assets                   $  108,015                        $   12,655
                                              ----------                        ----------
                                              ----------                        ----------
Net interest income/interest rate spread ..                $  40,515    1.28%                $ 33,774    1.80%
                                                           ---------    ----                 --------    -----
                                                           ---------    ----                 --------    -----
Net interest margin .......................                             1.49%                            1.84%
                                                                        ----                             ----
                                                                        ----                             ----
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities .............................                             1.04%                            1.01%
                                                                        ----                             ----
                                                                        ----                             ----



                                                    Year Ended December 31,
                                               ---------------------------------
                                                              1996
                                               ---------------------------------
                                                 Average               Average
                                                 Balance    Interest  Yield/Cost
                                                 -------    --------  ----------
Interest-earning assets:
  Loans receivable (1) ....................   $1,176,944   $ 89,020     7.56%
  Mortgage-backed securities (2) ..........      387,603     26,136     6.74
  Other interest-earning assets (3) .......      105,583      7,740     7.33
                                              ----------   --------
    Total interest-earning assets .........    1,670,130    122,896     7.36
Noninterest-earning assets ................       65,179   --------
                                              ----------
      Total assets ........................   $1,735,309
                                              ----------
Interest-bearing liabilities:                 ----------
  Deposits:
    Transaction accounts (4) ..............   $  352,853     12,737     3.61%
    Term certificates of deposit ..........    1,069,484     62,399     5.83
                                              ----------   --------
      Total deposits ......................    1,422,337     75,136
  Senior debt .............................       10,294      1,160    11.27
  Other borrowings ........................      232,668     14,108     6.06
  Hedging costs ...........................         --          387
                                              ----------   --------
      Total interest-bearing liabilities ..    1,665,299     90,791     5.45%
Noninterest-bearing liabilities ...........       12,998   --------
                                              ----------
      Total liabilities ...................    1,678,297
Stockholders' equity ......................       57,012
                                              ----------
      Total liabilities and stockholders'
        equity ............................   $1,735,309
                                              ----------
                                              ----------
Net interest-earning assets                   $    4,831
                                              ----------
                                              ----------
Net interest income/interest rate spread ..                $ 32,105     1.91%
                                                           --------    -----
                                                           --------    -----
Net interest margin .......................                             1.92%
                                                                       -----
                                                                       -----
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities .............................                             1.00%
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

(4) Includes passbook NOW and money market accounts.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (change in rate multiplied by change in volume).




                                                 Year Ended December 31, 1998                  Year Ended December 31, 1997
                                           Compared to Year Ended December 31, 1997      Compared to Year Ended December 31, 1996
                                        --------------------------------------------     ----------------------------------------
                                           Increase (decrease) due to                     Increase (decrease) due to
                                        -------------------------------                  -----------------------------
                                                                           Total Net                                     Total Net
                                                                Rate/      Increase                          Rate/       Increase
                                           Rate      Volume     Volume    (Decrease)     Rate     Volume     Volume      (Decrease)
                                           ----      ------     ------    ----------     ----     ------     --------    --------
Interest-earning assets:
  Loans receivable ...................  $ (6,715)   $ 46,067   $ (3,439)   $ 35,913   $   (820)   $  1,754   $    (16)   $    918
  Mortgage-backed securities .........    (3,481)      3,636       (388)       (233)      (872)      7,664       (256)      6,536
  Other interest-earning assets ......       733      10,743      2,738      14,214     (1,240)      2,226       (357)        629
                                        --------    --------   --------    --------   --------    --------   --------    --------
Total net change in income on
  interest-earning assets ............    (9,463)     60,446     (1,089)     49,894     (2,932)     11,644       (629)      8,083
                                        --------    --------   --------    --------   --------    --------   --------    --------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts .............      (616)        974        (48)        310        197        (451)        (7)       (261)
    Term certificates of deposit .....       (87)      2,461         (4)      2,370     (1,815)     (5,987)       174      (7,628)
                                        --------    --------   --------    --------   --------    --------   --------    --------
      Total deposits .................      (703)      3,435        (52)      2,680     (1,618)     (6,438)       167      (7,889)
  Senior debt ........................      (135)       (773)        82        (826)       (13)        125         (1)        111
  Other borrowings ...................       145      40,997        210      41,352     (1,042)     16,578     (1,224)     14,312
  Hedging costs ......................      --          --          (53)        (53)      --          --         (120)       (120)
                                        --------    --------   --------    --------   --------    --------   --------    --------
 Total net change in expense on
   interest-bearing liabilities ......      (693)     43,659        187      43,153     (2,673)     10,265     (1,178)      6,414
                                        --------    --------   --------    --------   --------    --------   --------    --------
 Change in net interest income .......  $ (8,770)   $ 16,787   $ (1,276)   $  6,741   $   (259)   $  1,379   $    549    $  1,669
                                        --------    --------   --------    --------   --------    --------   --------    --------
                                        --------    --------   --------    --------   --------    --------   --------    --------

               INTEREST INCOME. Total interest income increased by $49.9 million or 38.1% during the year ended December 31, 1998 and increased by $8.1 million or 6.6% during the year ended December 31, 1997. This increase was partially offset by accelerated premium amortization on the purchased adjustable-rate single-family residential loan portfolio. Such premium amortization amounted to $6.3 million for 1998. Interest income on loans receivable, the largest component of interest-earning assets, increased by $35.9 million or 39.9% during the year ended December 31, 1998 and increased by $918,000 or 1.0% during the year ended December 31, 1997. This increase was primarily due to loan growth and investment of funds as a result of leverage of capital raised in the Company's Offering. Loan purchases were funded by FHLB advances with a weighted average rate of 5.38%. The decline in interest income on loans receivable during 1996 was attributable to management's focus on non-performing assets, as well as a change in the Bank's orientation with respect to lending. See "ITEM 1.
          BUSINESS--Lending Activities--Origination, Purchase and Sale of
          Loans."

               Interest income on mortgage-backed securities decreased by $233,000 or 0.7% during the year ended December 31, 1998 and increased by $6.5 million or 25.0% during the year ended December 31, 1997. This decrease in 1998 was mainly due to sales and accelerated premium amortizations due to prepayments.

               Interest income on other interest-earning assets (which consist of U.S. Government agency securities, FHLB stock, securities purchased under agreements to resell and other short-term investments) increased by $14.2 million or 169.8% during the year ended December 31, 1998 and increased by $629,000 or 8.1% during the year ended December 31, 1997. The increase in such interest income during the year ended December 31, 1998 was primarily due to a $218.0 million increase in the average balance of such investments, and an increase in the weighted average yield earned on such investments of 22 basis points. The increase in such interest income during 1996 was due primarily to an increase in the weighted average yield earned on such investments of 121 basis points. See "Investment Activities."

               INTEREST EXPENSE. Total interest expense increased by $43.2 million or 44.4% during the year ended December 31, 1998 and increased by $6.4 million or 7.1% during the year ended December 31, 1997. The increase during 1998 is the result of a $793.1 million or 43.5% increase in the average balance of interest-bearing liabilities, reflecting the growth in the balance sheet. Interest expense on deposits, the largest component of the Bank's interest-bearing liabilities, increased by $2.7 million or 4.0% during the year ended December 31, 1998 and decreased by $7.9 million or 10.5% during the year ended December 31, 1997. The increase in interest expense on deposits during the year ended December 31, 1998 was primarily due to a $70.0 million increase in the average balance. See "Sources Of Funds--Deposits."

               Interest expense on borrowings consists of senior notes and other borrowings, which is comprised of reverse repurchase agreements and FHLB advances. Interest expense on senior notes amounted to $445,000, $1.3 million and $1.2 million during the years ended December 31, 1998, 1997 and 1996, respectively. The senior notes outstanding during the periods were purchased by the Material Stockholders during the 1995 recapitalization of the Bank. The Bishop Estate purchased $10.0 million of aggregate principal amount of senior notes in connection with the 1995 recapitalization. In 1998, upon completion of the Offering, the Company repurchased such senior note.

               Interest expense on other borrowings increased by $41.4 million or 145.5% during the year ended December 31, 1998 and increased by $14.3 million or 101.4% during the year ended December 31, 1997. Interest expense on advances from the FHLB increased by $38.8 million or 442.0% during 1998 and $5.6 million or 174.0% during 1997. The Bank's new management has utilized FHLB advances when the rates and other terms on such borrowings are favorable as compared to its other funding sources. See "Sources Of Funds--Borrowings."

               Interest expense on securities sold under agreements to repurchaseincreased by $2.5 million or 12.9% during the year ended December 31, 1998 and increased by $8.7 million or 80.1% during the year ended December 31, 1997. See "Sources Of Funds--Borrowings."

               The Bank's interest expense during the years ended December 31, 1998, 1997 and 1996 included the costs of hedging the Bank's interest rate exposure. Such hedging costs amounted to $214,000, $267,000 and $387,000 during such respective periods. The Bank in the past has utilized interest rate swaps, corridors, caps and floors in order to manage its interest rate risk. However, since the change in management, the Bank has not entered into any such interest rate contracts and has allowed its remaining contracts to expire as they mature. The Bank has instead focused on internal hedging through balance sheet restructuring. At December 31, 1998, the Bank had no remaining interest rate swap contracts and eight remaining interest rate corridors with an aggregate contract amount of $52 million.

               PROVISION FOR LOAN LOSSES. The Bank established provisions for loan losses of $2.0 million, $2.0 million and $2.9 million during the years ended December 31, 1998, 1997 and 1996, respectively. New management has aggressively charged off non-performing loans and taken possession of and sold a significant amount of the assets which collateralized such loans. As a consequence of such actions, the Bank's non-performing assets have been reduced over the periods presented and the Bank's provision for loan losses have been reduced to more normalized levels.

               The allowance for loan losses is established through provisions based on management's evaluation of the risks inherent in the Company's loan portfolio and the local real estate economy. The allowance is maintained at amounts management considers adequate to cover losses which are deemed probable and calculable. The allowance is based upon a number of factors, including asset classifications, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies.

               Management believes that its allowance for loan losses at December 31, 1998 is adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues. In addition, as a result of continuing uncertainties in certain real estate markets, increases in the valuation allowance may be required in future periods. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require increases to the allowance, based on their judgments of the information available to them at the time of the examination.

               OTHER INCOME. Total other income increased by $1.3 million or 25.8% during the year ended December 31, 1998 and decreased by $3.0 million during the year ended December 31, 1997. Loan service and loan related fees amounted to $111,000, $481,000 and $1.4 million during the years ended December 31, 1998, 1997 and 1996, respectively. The decline in such fees during these periods primarily reflected the sale of residential loan servicing during 1997 and the reduction in loan balances outstanding in the loan servicing portfolio due to normal repayments and prepayments. See "ITEM 1. BUSINESS--Lending Activities--Single-Family Residential Real Estate Loans."

               The Bank recognized net gains on sales of mortgage-backed and other securities of $1.7 million, $1.3 million and $3.6 million during the years ended December 31, 1998, 1997 and 1996, respectively. During such respective periods, the Bank sold $281.2 million, $234.3 million and $158.4 million of mortgage-backed securities.

               Net gains (losses) on the sale of loans and loan servicing amounted to $613,000, $3.4 million and $(53,000) during the years ended December 31, 1998, 1997 and 1996, respectively. The Bank sold $42.4 million, $92.9 million and $0 of loans during the years ended December 31, 1998, 1997 and 1996, respectively, and no loan servicing during the year ended December 31, 1998. In connection with the sale of loan servicing during 1997, the Bank recognized a gain of $3.2 million during the year and an additional $5.3 million was deferred and is being recognized over a period of the lives of the loans. See "ITEM 1. BUSINESS--Lending Activities--Single-Family Residential Real Estate Loans."

               Income (loss) from real estate operations amounted to $1.5 million, $(1.8) million and $1.9 million during the years ended December 31, 1998, 1997 and 1996, respectively. Income (loss) from real estate operations consists of (i) losses from real estate operations (rental income less operating expenses), (ii) gains on sales of real estate owned and real estate held for investment, and
          (iii) provisions for losses on real estate owned and real estate held for investment. During the years ended December 31, 1998, 1997 and 1996, losses from real estate operations amounted to $(701,000), $(1.3 million) and $(634,000), respectively. Gains on sales of real estate owned and real estate held for investment amounted to $2.2 million, $2.2 million and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively and provisions for losses on real estate owned and real estate held for investment amounted to $0, $2.8 million and $766,000, for the respective periods. The improving economy in Southern California since 1996 has assisted in new management's efforts to dispose of the Bank's real estate holdings and has facilitated sales in 1997 and 1998.

               Miscellaneous other income (consisting primarily of fees on deposit accounts) amounted to $2.6 million, $1.8 million and $1.2 million during the years ended December 31, 1998, 1997 and 1996, respectively.

               OPERATING EXPENSES. Total operating expenses increased by $17.4 million or 59.0% during the year ended December 31, 1998 and increased by $1.7 million or 6.2% during the year ended December 31, 1997. The increase in operating expenses during 1998 is primarily attributable to one-time payments of $15.6 million ($9.2 million net of applicable tax benefits) which were incurred in connection with the Company's Offering. During the years ended December 31, 1998, 1997 and 1996, total operating expenses as a percentage of average total assets amounted to 1.67%, 1.55% and 1.60%, respectively, and the Company's efficiency ratio amounted to 100.02%, 72.17% and 64.52%, respectively.

               The principal category of the Company's operating expenses is personnel and benefits expense of the Bank, which amounted to $23.8 million, $11.8 million and $10.8 million during the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 was primarily a result of a one-time $11.1 million payment of benefits to certain senior executives in connection with the Company's Offering.

               Occupancy expense amounted to $8.4 million, $7.1 million and $6.4 million during the years ended December 31, 1998, 1997 and 1996, respectively. The increase in such expense during the year ended December 31, 1998 was primarily due to the lease of data processing equipment and expenses associated with security personnel. The general decline in occupancy expense during the prior period occurred notwithstanding the Bank opening a branch office in Buena Park, California in November 1995 and a branch office facility in Los Angeles, California in April 1996. Management expects occupancy expense to continue to increase over the next year as the Bank has begun to operate 20 new ATMs within a chain of health clubs located in Southern California. The Bank also has an option to install and operate up to an additional three ATMs within such chain of health clubs. In 1997, the Company also obtained regulatory approval to install remote automated loan machines, which can take an application for a loan of up to $10,000, underwrite the loan and extend funds to applicants which have been approved. The Company believes it is the first institution to receive approval to operate such units at remote locations, nine of which were placed in operation in late 1997. The new ATMs and automated loan machines are also expected to contribute to an increase in occupancy expense in future periods.

               FDIC insurance premiums totaled $7.3 million, $4.9 million and $4.4 million during the years ended December 31, 1998, 1997 and 1996, respectively. This increase is mainly due to one-time special FDIC assessment, which the Company deferred paying in prior years, of $4.5 million. As a result of paying the one-time special assessment, the Bank lowered its assessment rate from 35.28 basis points in 1997 through June 30, 1998 and to 9.1 basis points since June 30, 1998, including the debt service paid to the Financing Corporation. FDIC insurance premiums are a function of the size of the Bank's deposit base.

               Professional services expense amounted to $1,294,000, $528,000 and $771,000 during the years ended December 31, 1998, 1997 and 1996, respectively. This increase was mainly due to an increase in other consulting expenses. The significant expense recognized during 1996 reflected legal expenses associated with problem asset resolution.

               Office related expenses have remained relatively stable over the periods presented and amounted to $4.4 million, $3.9 million and $4.0 million during the years ended December 31, 1998, 1997 and 1996, respectively.

               Miscellaneous other expense (consisting primarily of regulatory assessments) amounted to $1.7 million, $1.3 million and $1.5 million during the years ended December 31, 1998, 1997 and 1996, respectively.

               INCOME TAXES. During the years ended December 31, 1998, 1997 and 1996, the Company recognized $16.4 million, $4.5 million and $3.0 million in income tax benefits primarily as a result of offsetting available NOLs carryforwards against taxable income. At December 31, 1998, the Company had $166.3 million of federal and state NOLs carryforwards which expire between 2001 and 2013.

               The Company had Federal and California alternative minimum tax credit carryforwards at December 31, 1998 and 1997 of approximately $1,374,058 and $58,150, respectively. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

               In 1992, issuance of preferred stock resulted in a change in control as defined under Section 382 of the Code. As a result, any usage of NOLs carryforwards created in 1992 and prior years is limited to approximately $7.7 million per year. The total NOLs carryforwards created in 1992 and prior years are approximately $42.3 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the 1992 change in control in 1999 and thereafter is approximately $42.3 million.

               During May 1998, the Offering resulted in a second change in control as defined under Code Section 382. As a result, any usage of NOLs carryforwards created prior to May 1998 (but post 1992) is limited to approximately $21.3 million per year. The total NOLs carryforwards created prior to May 1998 (but post 1992) is approximately $111.5 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the May 1998 change in control in 1999 is approximately $22.5 million.

          ASSET AND LIABILITY MANAGEMENT

               Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Bank's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Bank's Asset/Liability Management Committee, which is comprised of senior officers of the Bank, in accordance with policies approved by the Board of Directors of the Bank. The Asset/Liability Management Committee meets weekly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the full Board of Directors.

               One of the primary goals of the Bank's Asset/Liability Management Committee is to effectively increase the duration of the Bank's liabilities and/or effectively contract the duration of the Bank's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Bank's balance sheet, or externally by adjusting the duration of the Bank's assets and/or liabilities through the use of interest rate contracts, such as interest rate swaps, corridors, caps and floors. Although the Bank has in the past hedged its interest rate exposure externally through the use of various interest rate contracts, the Bank's current strategy is to hedge internally through the use of core transaction deposit accounts, which are not as rate sensitive as other deposit instruments, FHLB advances and reverse repurchase agreements, together with an emphasis on investing in and/or purchasing shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial business and consumer loans.

               Internal hedging through balance sheet restructuring generally involves either the attraction of longer-term or less rate sensitive funds (i.e., core transaction deposit accounts which are not as rate sensitive as other deposit instruments or FHLB advances) or the investment in certain types of shorter-term or adjustable rate assets such as adjustable-rate mortgage-backed securities, shorter-term U.S. Government agency securities and commercial business and consumer loans. On the asset side of the balance sheet, since the change in the Bank's management, the Bank has not originated any additional adjustable-rate mortgage products tied to COFI, which tends to react more slowly to changes in interest rates, and has emphasized loan products tied to a U.S. Treasury based index (which reacts much more quickly to changes in interest rates). During the year ended December 31, 1997, the Bank sold $85.2 million of such COFI-based residential mortgage loans and used most of the sale proceeds to purchase $59.0 million of one-year adjustable-rate loans tied to the U.S. Treasury index of comparable maturity. See "ITEM 1. BUSINESS--Lending Activities--Origination, Purchase and Sale of Loans."

               The Bank has also significantly increased aggregate purchases of short-term or adjustable-rate mortgage-backed securities in recent periods. Purchases of such securities were $105.7 million, $186.0 million and $216.8 million during the years ended December 31, 1998, 1997 and 1996, respectively. In 1998 the Bank also purchased investment grade corporate trust preferred obligations of $378.4 million. At December 31, 1998, $501.1 million or 49.5% of the Bank's mortgage-backed securities were adjustable-rate instruments. See "ITEM 1. BUSINESS--Investment Activities."

               During the years ended December 31, 1998, 1997 and 1996, the Bank originated in the aggregate $94.0 million, $32.6 million and $9.8 million, respectively, of commercial business and consumer loans which amounted to15.5%, 20.3% and 15.8% of total loan originations, respectively. The Bank intends to increase its origination of commercial business and consumer loans which have adjustable rates of interest and shorter terms. "See ITEM 1. BUSINESS--Lending Activities--Commercial Business and Consumer Loans."

               On the liability side of the balance sheet, management has decreased the Bank's reliance on shorter-term brokered deposits, which carry high interest rates and are a volatile funding source, in favor of short- and intermediate-term FHLB advances and reverse repurchase agreements and retail certificates of deposit. As a result, out-of-market, institutional jumbo certificates of deposit have declined from $103.4 million at December 31, 1997 to $322,000 at December 31, 1998 and FHLB advances and reverse repurchase agreements have increased from $812.8 million in the aggregate at December 31, 1997 to $1.6 billion in the aggregate at December 31, 1998.

               External hedging involves the use of interest rate swaps, collars, corridors, caps and floors. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not represent the principal amount of loans or securities which would effectively be hedged by that interest rate contract. In selecting the type and amount of interest rate contract to utilize, the Bank compares the duration of a particular contract, or its change in value for a 100 basis point movement in interest rates, to that of the loans or securities to be hedged. An interest rate contract with the appropriate offsetting duration may have a notional amount much greater than the face amount of the securities being hedged.

               At December 31, 1998, the Bank was a party to no interest rate swap agreements. The net expense (income) relating to the Bank's interest rate swap agreements was $0, $2,000 and $35,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

               At December 31, 1998, the Bank was also a party to eight interest rate corridor agreements, which agreements expire from 1999 through 2001 and cover an aggregate contract amount of approximately $52.0 million. An interest rate corridor consists of an agreement whereby the issuer agrees to pay the purchaser, in exchange for the payment of a premium, the prevailing rate of interest in the event interest rates rise above a specified rate on a specified interest rate index and do not exceed a specified upper rate on the same index. The Bank entered into interest rate corridors as a means to artificially raise the interest rate cap on certain loans. As of December 31, 1998, the interest rate corridors have an average strike price of 6.58% and an average limit rate of 8.21% (the Bank's interest rate corridors are based on either three month London Inter-Bank Offered Rate ("LIBOR") or COFI). The aggregate net expense relating to the Bank's interest rate corridors and floors was $214,000, $265,000 and $352,000 during the years ended December 31, 1998, 1997, and 1996, respectively. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" Note (17)--Notes to Consolidated Financial Statements.

               The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Bank's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

               The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, based on the information and assumptions set forth in the notes below.



                                                 Three to      More Than         More Than
                              Within Three        Twelve       One Year to       Three Years      Over Five
                                 Months           Months       Three Years      to Five Years       Years           Total
                              ------------       --------      -----------      -------------     ---------         -----
                                                                       (Dollars in thousands)

Interest-earning assets(1):
  Loans receivable(2):
  Single-family
   residential loans:
    Fixed .................    $   30,406        $  173,248       $  307,555       $  200,353       $  350,917      $1,062,479
    Adjustable ............       203,734           174,660           35,253           14,670             --           428,317
  Multi-family residential:
    Fixed .................         8,537             4,367           10,765            8,954           13,554          46,177
    Adjustable ............       312,054             7,965             --               --               --           320,019
  Commercial, industrial
   and land:
    Fixed .................        73,908             8,648             --               --               --            82,556
    Adjustable ............         3,652            13,369           28,072           22,938           53,083         121,114
  Other loans (3)..........        61,475            12,017           19,851           20,805            5,375         119,523
Mortgage-backed and
 other securities (4) .....        79,200            92,526           13,186           59,794          349,657         594,363
Other interest-earning
 assets (5) ...............       402,198              --               --               --            115,419         517,617
                               ----------        ----------       ----------       ----------       ----------      ----------
    Total .................     1,175,164           486,800          414,682          327,514          888,005       3,292,165
                               ----------        ----------       ----------       ----------       ----------      ----------

Interest-bearing liabilities:
  Deposits:
    NOW accounts ..........       166,807              --               --               --               --           166,807
    Passbook accounts .....       139,800              --               --               --               --           139,800
    Money market
     accounts .............       126,396              --               --               --               --           126,396
    Term certificates
     of deposit ...........       173,862           772,645          148,164           14,400               88       1,109,159
  Other borrowings ........        14,000              --            339,000          849,000          360,000       1,562,000
                               ----------        ----------       ----------       ----------       ----------      ----------
    Total .................       620,865           772,645          487,164          863,400          360,088       3,104,162
                               ----------        ----------       ----------       ----------       ----------      ----------

Excess (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities ..............    $  554,299        $ (285,845)      $  (72,482)      $ (535,886)      $  527,917      $  188,003
                               ----------        ----------       ----------       ----------       ----------      ----------
                               ----------        ----------       ----------       ----------       ----------      ----------
Excess (deficiency) of
 interest-earning
 assets over
 interest-bearing
 liabilities as a percent
 of total assets ..........         16.62%           (8.57%)          (2.17%)         (16.07%)           15.83%           5.64%
                               ----------        ----------       ----------       ----------       ----------      ----------
                               ----------        ----------       ----------       ----------       ----------      ----------

Cumulative excess
 (deficiency) of
 interest-earning
 assets over interest-
 bearing liabilities ......    $  554,299        $  268,454       $  195,972       $ (339,914)      $  188,003
                               ----------        ----------       ----------       ----------       ----------
                               ----------        ----------       ----------       ----------       ----------

Cumulative excess
 (deficiency) of
 interest-earning
 assets over
 interest-bearing
 liabilities as a
 percent of
 total assets ...........         16.62%             8.05%            5.88%         (10.19%)            5.64%
                               ----------        ----------       ----------       ----------       ----------
                               ----------        ----------       ----------       ----------       ----------

          (1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.

          (2) Balances have been reduced for non-performing loans, which amounted to $8.5 million at December 31, 1998.

          (3) Comprised of commercial and consumer loans and loans secured by deposits.

          (4) Does not include an unrealized loss on securities available for sale of $13.6 million.

          (5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

               Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Bank.

               The following table sets forth as of December 31, 1998 the Bank's estimated net interest income over a two year period and NPV based on the indicated changes in interest rates.


                         Change (In Basis Points)        Net Interest Income
                         In Interest Rates(1)               (Next Two Years)        NPV
                         ------------------------        --------------------   ------------
                                                        (DOLLARS IN THOUSANDS)

                                +400                       $ 90,349             $ 55,093
                                +300                        101,645               99,069
                                +200                        110,825              142,021
                                +100                        116,975              181,865
                                   0                        112,047              189,532
                                -100                        101,590              157,288
                                -200                         87,290              103,248
                                -300                         72,967               52,682
                                -400                         55,160                  797

          -----------

          (1) Assumes an instantaneous uniform change in interest rates at all maturities.

               Management of the Bank believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Bank's assets and liabilities and the estimated effects of changes in interest rates on the Bank's net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. See "ITEM 1. BUSINESS--Regulation Of Federal Savings Banks--Regulatory Capital Requirements" for a discussion of a proposed OTS regulation which would subject an institution with a greater than "normal" level of interest rate exposure to a deduction of an IRR component in calculating its total capital for risk-based capital purposes. Based on the OTS model, at December 31, 1998, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

          LIQUIDITY AND CAPITAL RESOURCES

               LIQUIDITY. As the Bank is the primary operating vehicle for the Company, liquidity management is generally handled by the Company's management. Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and pay operating expenses. It is management's policy to maintain greater liquidity than required by the OTS in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Bank's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Bank can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of San Francisco and other short and long-term borrowings.

               CAPITAL RESOURCES. Federally insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. See "ITEM 1. BUSINESS--Regulation Of Federal Savings Banks--Regulatory Capital Requirements."

               The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Bank requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1998, the Bank had $1.7 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. Although the Bank has in the past utilized brokered deposits as a source of liquidity, the Bank does not currently rely upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future. During 1998, the Bank began extending the maturities of both its FHLB advances and reverse repurchase agreements.

               At December 31, 1998, the Bank had outstanding commitments (including unused lines of credit of $17.6 million) to originate and/or purchase mortgage and non-mortgage loans of $46.4 million. Certificates of deposit which are scheduled to mature within one year totaled $946.5 million at December 31, 1998, and borrowings that are scheduled to mature within the same period amounted to $14.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

               Beginning September 30, 1997, the Company began making interest payments on its senior debt, which were funded through dividends from the Bank. The Company made an initial payment of $1.8 million (reflecting accruals since the senior debt was issued in 1995) at September 30, 1997 and quarterly interest payments in the amount of $192,000 beginning with the December 31, 1997 quarter. The Company used $11.4 million of Offering proceeds to prepay $10.0 million of senior notes (plus accrued interest through May 15, 1998).

               The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 1998.


                                                 Required                 Actual                  Excess
                                            ------------------     --------------------     ------------------
                                            Percent     Amount     Percent     Amount       Percent     Amount
                                            -------     ------     -------     ------       -------     ------
                                                                  (Dollars in thousands)
Tangible capital..........................   1.50%    $ 49,983       6.30%   $210,073        4.80%    $160,090

Tier 1 leverage capital (1)...............   3.00      133,288       6.30     210,073        2.30       76,785

Tier 1 risk-based capital (2)(3)..........   4.00       73,189      11.48     210,073        8.36      136,884

Risk-based capital (2)(3).................   8.00      146,378      12.36     226,216        3.48       79,838



          -----------

          (1) Does not reflect amendments which were proposed by the OTS in April 1991, which would increase this requirement to between 4% and 5%.

          (2) Does not reflect the interest-rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

          (3) Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $3.3 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $1.8 billion.

          ASSET QUALITY

               The interest income that would have been recorded during the years ended December 31, 1998, 1997 and 1996 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $950,000, $644,000, and $1.4 million, respectively.

               As a result of the focus given by new management to rehabilitate or liquidate the Bank's problem assets, nonperforming assets and TDRs have declined from $33.1 million or 1.5% of total assets at December 31, 1997 to $14.8 million or 0.4% of total assets at December 31, 1998.

               Management's actions to acquire non-performing assets, make necessary improvements and list such properties for resale, coupled with improved real estate market conditions in California, contributed to significant declines in each of the major real estate owned property categories in 1998. In particular, during 1998, the Company sold all multi-family, commercial and land properties owned, and 88.9% of residential properties owned during the year. As a consequence of such actions, at December 31, 1998, an aggregate of $0.4 million of multi-family residential loans were on a non-accrual status (compared to $0.4 million at December 31, 1997) and $0 was in real estate owned (compared to $6.5 million at December 31, 1997).

               Of the Bank's $8.5 million of non-performing loans at December 31, 1998, the largest loan was secured by a retail shopping center, with a carrying value of $2.7 million. This loan has been classified as collateral dependent, and as of December 31, 1998 was carried at fair value. The Bank's $2.7 million of real estate owned at December 31, 1998 was comprised of ten residential properties.

               The decline in real estate owned in 1997 was due to a significant extent to the Bank financing purchases of such real estate owned through loans to facilitate (which loans generally carry more favorable terms to the borrower than what is otherwise obtainable in the market). To the extent that new management has financed the disposition of real estate owned, such loans have been made consistent with market terms and conditions and cash downpayments to qualify the transaction as a sale under applicable accounting guidelines. During 1998 and 1997, the Bank extended an aggregate of $6.1 million and $16.1 million to finance the disposition of real estate owned, respectively, which constituted 22.8% and 40.8% of total sales of real estate owned during such years, respectively.

               With the downturn in the California economy experienced during the early 1990s and the problems associated with the Northridge earthquake in 1994, prior management entered into a significant number of TDRs. Since the change in the Bank's management in 1995, the Bank enters into TDRs only on a limited basis.

               ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan losses based on a number of factors, including economic trends, industry experience, estimated collateral values, past loss experience, the Bank's underwriting practices, and management's ongoing assessment of the credit risk inherent in its portfolio. Provisions for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates a number of factors, including economic trends, industry experience, estimated collateral values, past loss experience, the Bank's underwriting practices, and management's ongoing assessment of the credit risk inherent in the portfolio. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

               Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Bank's Internal Asset Review Committee undertakes a quarterly evaluation of the adequacy of the allowance for loan losses as well as the allowance with respect to real estate owned. The Committee will provide allowances to absorb losses that are both probable and reasonably quantifiable as well as for those that are not specifically identified but can be reasonably estimated.

               The OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, has issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"), which includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful, (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

          YEAR 2000

               During 1997, the Bank finalized its plan to address issues related to the year 2000 ("Y2K") problem. The Y2K issue is primarily a result of computer software recognizing a two-digit date field rather than the full four digits, which identify the appropriate year. Date-sensitive computer programs, hardware or equipment controlled by microprocessor chips may not appropriately deal with the year "00".

               The Bank's objective was to manage the process by determining the scope of the problem and to focus its efforts and attention on solving it. The Bank's plan followed the Federal Financial Institution's Examination Council ("FFIEC") guideline that manages the process in five phases: 1) Awareness 2) Assessment 3) Renovation 4) Validation and 5) Implementation. To help manage the process the Bank developed a detailed project plan that identifies various milestones and deadlines. The Bank also established budgets for manpower resources and financial expenditures.

               The Bank utilizes Fiserv CBS, a third party vendor, to process substantially all of its data processing functions. Also, a significant portion of the single-family residential loan portfolio is serviced by other institutions. The Bank has contacted its critical vendors and has received confirmation that they will be Year 2000 compliant. The Bank is working with Fiserv CBS and other critical vendors to ensure that their operational and financial systems will not be adversely affected by the Y2K problem.

               The Bank has analyzed its loan and deposit customers that may present some exposure to Y2K compliance. Non-compliant commercial loan customers may be at risk of default and large depositors may cause liquidity problems if the funds are withdrawn. In an effort to educate borrowers and to gather information for the risk assessments, questionnaires were sent to the commercial loan customers. The initial assessment of commercial loan and deposit customers indicates that there would be minimal impact on the Bank's statement of operations. The Bank will continue to monitor and evaluate the risks on a quarterly basis.

               The Bank is also in the process of reviewing its loan servicers and investment securities issuers to determine the liquidity and credit risks associated with their failure to remit payments in a timely manner due to Y2K problems. The Bank has also implemented a customer awareness program to keep customers informed of the progress of the Y2K project. The Bank's quarterly customer newsletter contains Y2K articles and statement stuffers are also utilized to keep the customers aware of the Bank's efforts. Customers with questions are encouraged to call the Y2K office.

               The Bank is currently in the validation or testing phase of the Year 2000 compliance plan. The Bank developed an extensive test plan that contains test requirements and criteria, manpower assignments and target dates. A dedicated local area network specifically for Y2K testing was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions are processed on the system for the FFIEC's recommended critical test dates. The results are reviewed to ensure the system is functioning properly. Testing with Fiserv CBS will continue through May 1999. The Bank is also in the process of testing with other critical vendors such as the Federal Reserve Bank.

               The Bank's costs associated with the Y2K project include: 1) an additional assessment from Fiserv CBS for the test system 2) lease expense for the test local area network equipment 3) various hard costs for the upgrading of the operating network for the corporate office and retail branch system and 4) replacing hardware in branches. Excluding the "soft" costs of Bank management and personnel time, the Bank estimates that the total Y2K project costs will not exceed $775,000. Approximately $500,000 of the costs is attributable to a planned 1999 purchase of new hardware for the branches that will be amortized over a five-year period. As of December 31, 1998, the Bank estimates that it has incurred approximately $130,000 in total costs in connection with its Year 2000 project plan.

               The Bank is currently developing a contingency plan that will be completed and tested by May 31, 1999 to address a plan of action in the unlikely event that the Bank or its vendors and/or business partners are not ready for Year 2000. If Fiserv CBS experiences some unforeseen Y2K problem after the turn of the century, the contingency plan will include off-line, manual postings of transactions to ledger cards or a database. Even though operating in this manner would severely tax resources, the Bank will be able to continue business while Fiserv CBS corrects the problem. The contingency plan will address any required Bank service provider changes or need to outsource to Y2K compliant entities.

               The Bank's Y2K efforts are being closely monitored by the Office of Thrift Supervision, its primary regulator, which conducts periodic Y2K examinations of the Bank's Y2K project progress.

               The Bank's plans to complete Y2K compliance are based on management's and the Board's best estimates. There can be no guarantee that these estimates will be achieved, and the ending results could be significantly different due to unforeseen circumstances.

          RECENT ACCOUNTING PRONOUNCEMENTS

               In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments". It amends SFAS No.107, "Disclosure about Fair Value of

          Financial Instruments, to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met , a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
          (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's disclosures.


          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset and Liability Management."

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PBOC HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                         PAGE
                                                                                                                         ----

          INDEPENDENT AUDITORS' REPORT................................................................................... 71

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION--DECEMBER 31, 1998 AND 1997..................................... 72

          CONSOLIDATED STATEMENTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996............................ 73

          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE EARNINGS (LOSS)--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996... 74

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.................. 75

          CONSOLIDATED STATEMENTS OF CASH FLOWS--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996............................ 76

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................... 79


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
PBOC Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of PBOC Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, other comprehensive earnings (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PBOC Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                     KPMG LLP



Los Angeles, California
January 25, 1999

                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997
                  (Dollars in thousands, except per share data)

                                                                                 1998             1997
                                                                             -----------      -----------
                                   ASSETS

Cash and cash equivalents ..............................................     $    22,401      $    14,113
Federal funds sold .....................................................          24,000            7,004
Securities  available-for-sale,  at estimated  market values
  (notes 3, 12 and 17) .................................................       1,004,937          571,160
Mortgage-backed securities held-to-maturity, market values
  $6,372 and $9,743 at, December 31, 1998 and 1997
  (notes 5 and 12) .....................................................           6,282            9,671
Loans receivable, net (notes 6, 7 and 12) ..............................       2,148,857        1,533,212
Real estate held for investment and sale, net (note 8) .................           2,723           15,191
Premises and equipment, net (note 9) ...................................           7,212            6,676
Federal Home Loan Bank stock, at cost (note 12) ........................          63,150           23,634
Accrued interest receivable ............................................          17,607           13,216
Other assets ...........................................................          37,858           19,177
                                                                             -----------      -----------
      Total assets .....................................................     $ 3,335,027      $ 2,213,054
                                                                             -----------      -----------
                                                                             -----------      -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10) .....................................................     $ 1,542,162      $ 1,266,615
Securities sold under agreements to repurchase (note 11) ...............         364,000          340,788
Advances from Federal Home Loan Bank (note 12) .........................       1,198,000          472,000
Senior debt (note 13) ..................................................            --             11,113
Accrued expenses and other liabilities .................................          17,009            9,686
                                                                             -----------      -----------
      Total liabilities ................................................       3,121,171        2,100,202
                                                                             -----------      -----------
Commitments and contingencies (notes 6, 9 and 19)
Minority interest (note 1) .............................................          33,250           33,250

Stockholders' equity (notes 1, 15 and 21):
  Preferred stock, $.01 par value. Authorized 25,000,000 shares; none issued and outstanding at December 31, 1998:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares at
    December  31, 1997:
    Preferred stock Series C, voting issued and outstanding
      85,000 shares; liquidation value $8,500 ..........................            --                  1
    Preferred stock Series D, voting issued and outstanding
      68,000 shares; liquidation value $6,800 ..........................            --                  1
    Preferred stock Series E, nonvoting issued and outstanding
      332,000 shares; liquidation value $33,200 ........................            --                  3
  Common stock, par value $.01 per share. Authorized
      75,000,000 and 500,000 shares; issued 21,876,205 and
      98,502 shares; and outstanding 21,041,205 and 98,502 shares ......             219                1
  Additional paid-in capital ...........................................         259,207          129,814
  Accumulated other comprehensive income ...............................         (14,025)          (2,267)
  Accumulated deficit ..................................................         (56,487)         (47,951)
  Treasury stock, at cost (835,000 and no shares at December 31, 1998
      and 1997, respectively) ..........................................          (8,308)            --
                                                                             -----------      -----------
        Total stockholders' equity .....................................         180,606           79,602
                                                                             -----------      -----------
        Total liabilities and stockholders' equity .....................     $ 3,335,027      $ 2,213,054
                                                                             -----------      -----------
                                                                             -----------      -----------



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)


                                                                        1998            1997            1996
                                                                    -----------      -----------      ---------
Interest, fees and dividend income:
  Short term investments ......................................     $     1,797      $     1,038      $   1,195
  Securities purchased under agreements to resell .............             519            2,328          3,257
  Investment securities available-for-sale ....................          17,746            3,980          2,374
  Mortgage-backed securities ..................................          32,439           32,672         26,136
  Loans receivable ............................................         125,851           89,938         89,020
  Federal Home Loan Bank stock ................................           2,521            1,023            914
                                                                    -----------      -----------      ---------
      Total interest, fees and dividend income ................         180,873          130,979        122,896
                                                                    -----------      -----------      ---------
Interest expense:
  Deposits (note 10) ..........................................          69,927           67,247         75,136
  Advances from the Federal Home Loan Bank ....................          47,613            8,785          3,207
  Securities sold under agreements to repurchase ..............          22,159           19,635         10,901
  Senior debt .................................................             445            1,271          1,160
  Hedging costs, net (note 17) ................................             214              267            387
                                                                    -----------      -----------      ---------
      Total interest expense ..................................         140,358           97,205         90,791
                                                                    -----------      -----------      ---------
Net interest income ...........................................          40,515           33,774         32,105
Provision for loan losses (note 7) ............................           2,000            2,046          2,884
                                                                    -----------      -----------      ---------
  Net interest income after provision for loan losses .........          38,515           31,728         29,221
                                                                    -----------      -----------      ---------
Other income:
  Loan service and loan related fees ..........................             111              481          1,378
  Gain on sale of mortgage-backed securities, net .............           1,682            1,275          3,638
  Gain (loss) on loan and loan servicing sales, net (note 4) ..             613            3,413            (53)
  Income (loss) from real estate operations, net (note 8) .....           1,479           (1,805)         1,946
  Other income ................................................           2,551            1,753          1,215
                                                                    -----------      -----------      ---------
      Total other income ......................................           6,436            5,117          8,124
                                                                    -----------      -----------      ---------
Operating expenses:
  Personnel and benefits ......................................          23,814           11,787         10,763
  Occupancy ...................................................           8,371            7,109          6,389
  FDIC insurance ..............................................           7,316            4,899          4,415
  Professional services .......................................           1,294              528            771
  Office related expenses .....................................           4,393            3,913          3,992
  Other .......................................................           1,774            1,307          1,486
                                                                    -----------      -----------      ---------
      Total operating expenses ................................          46,962           29,543         27,816
                                                                    -----------      -----------      ---------
Earnings (loss) before income tax benefit and minority interest          (2,011)           7,302          9,529
Income tax benefit (note 14) ..................................         (16,390)          (4,499)        (3,015)
                                                                    -----------      -----------      ---------
Earnings before minority interest .............................          14,379           11,801         12,544
Minority interest .............................................           3,476              859           --
                                                                    -----------      -----------      ---------
      Net earnings ............................................          10,903           10,942         12,544
Preferred dividends ...........................................          (2,160)          (7,340)        (6,555)
                                                                    -----------      -----------      ---------
      Net earnings available to common stockholders ...........     $     8,743      $     3,602      $   5,989
                                                                    -----------      -----------      ---------
                                                                    -----------      -----------      ---------
Earnings per share, basic and diluted .........................          $ 0.59      $      1.14      $    1.90
                                                                    -----------      -----------      ---------
                                                                    -----------      -----------      ---------
Weighted average shares outstanding ...........................      14,793,644        3,152,064      3,152,064
                                                                    -----------      -----------      ---------
                                                                    -----------      -----------      ---------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)

                                                                         December 31,
                                                             ----------------------------------
                                                                 1998        1997         1996
                                                             ---------    ---------   ---------

Net earnings .............................................   $  10,903   $  10,942    $  12,544
Other comprehensive earnings (loss):
  Unrealized (loss) gain on securities available-for-sale      (13,319)      2,835       (8,075)

  Reclassification of realized  gains included in earnings       1,682       1,275        3,638

  Minimum pension liability, net of  tax .................        (121)       (293)        --

                                                             ---------    ---------   ---------
  Other comprehensive earnings (loss) ....................     (11,758)       3,817       4,437
                                                             ---------    ---------   ---------

Comprehensive earnings (loss) ............................   $    (855)  $   14,759   $   8,107
                                                             ---------    ---------   ---------
                                                             ---------    ---------   ---------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)



                                                             Common Stock
                                          Preferred    -------------------------
                                            Stock          Number    Amount
                                        -----------    -----------   -----------
BALANCE, DECEMBER 31, 1995 ..........   $         5         98,502    $        1
  Net earnings ......................          --             --             --
  Change in unrealized losses on
    securities.......................          --             --             --
  Capital contributions, net ........          --             --             --
                                        -----------    -----------   -----------
BALANCE, DECEMBER 31, 1996 ..........             5         98,502             1
  Net earnings ......................          --             --             --
  Change in unrealized losses on
    securities.......................          --             --             --
  Capital contributions, net ........          --             --             --
  Change in minimum pension liability          --             --             --
                                        -----------    -----------   -----------
BALANCE, DECEMBER 31, 1997 ..........             5         98,502             1
 Net earnings .......................          --             --             --
 Change in unrealized losses on
    securities.......................          --             --             --
 Conversion of preferred stock to
    common...........................            (5)     8,527,473           --
  Split of  common stock 32 for 1 ...                      (98,502)          --
  Split of common stock 32 for 1 ....                    3,152,065           --
  Issuance of common stock in initial
     public offering ................          --       10,196,667           218
  Preferred dividend paid ...........          --             --             --
  Change in minimum pension liability          --             --             --
  Purchases of treasury stock .......          --         (835,000)          --
                                        -----------    -----------   -----------
BALANCE, DECEMBER 31, 1998 ..........   $      --       21,041,205          $219
                                        -----------    -----------   -----------
                                        -----------    -----------   -----------



                                                      Other
                                                   Accumulated
                                      Additional  Comprehensive
                                         Paid In     Income    Accumulated  Treasury
                                         Capital                Deficit       Stock        Total
                                       ---------   ----------  -----------  ---------  ----------

BALANCE, DECEMBER 31, 1995 ..........   $129,691   $ (1,647)   $(71,437)   $   --      $  56,613
  Net earnings ......................       --         --        12,544        --         12,544
  Change in unrealized losses on
    securities.......................       --       (4,437)       --          --         (4,437)
  Capital contributions, net ........        102       --          --          --            102
                                        --------   --------    --------    --------    ---------
BALANCE, DECEMBER 31, 1996 ..........    129,793     (6,084)    (58,893)       --         64,822
  Net earnings ......................       --         --        10,942        --         10,942
  Change in unrealized losses on
    securities.......................       --        4,110        --          --          4,110
  Capital contributions, net ........         21       --          --          --             21
  Change in minimum pension liability       --         (293)       --          --           (293)
                                        --------   --------    --------    --------    ---------
BALANCE, DECEMBER 31, 1997 ..........    129,814     (2,267)    (47,951)       --         79,602
 Net earnings .......................       --         --        10,903        --         10,903
 Change in unrealized losses on
    securities.......................       --      (11,637)       --          --        (11,637)
 Conversion of preferred stock to
    common...........................       --         --          --          --             (5)
  Split of  common stock 32 for 1 ...       --         --          --          --           --
  Split of common stock 32 for 1 ....       --         --          --          --           --
  Issuance of common stock in initial
     public offering ................    129,393       --          --          --        129,611
  Preferred dividend paid ...........       --         --       (19,439)       --        (19,439)
  Change in minimum pension liability       --         (121)       --          --           (121)
  Purchases of treasury stock .......       --         --          --        (8,308)      (8,308)
                                        --------   --------    --------    --------    ---------
BALANCE, DECEMBER 31, 1998 ..........   $259,207   $(14,025)   $(56,487)   $ (8,308)   $ 180,606
                                        --------   --------    --------    --------    ---------
                                        --------   --------    --------    --------    ---------




See accompanying notes to the consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)


                                                                                         1998          1997          1996
                                                                                     --------      --------      --------

Cash flows from operating activities:
    Net earnings ...............................................................     $ 10,903      $ 10,942      $ 12,544
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
             Depreciation and amortization .....................................        1,221         1,234         1,837
             Provisions for loan and real estate losses ........................        2,000         4,800         3,650
             Decrease  in valuation allowance on net deferred tax asset ........       15,569         8,159         8,106
             (Amortization) write-down for discontinued lease operations .......           55          (265)         (150)
             Increase (decrease) in net deferred tax asset .....................        1,024        (3,434)       (5,069)
             Amortization and accretion of premiums, discounts and
               deferred fees ...................................................       12,110         2,270           515
             Amortization of purchase accounting intangible assets,
               premiums and discounts, net .....................................          180           (90)         (185)
             (Gain) on sale of mortgage-backed securities ......................       (1,682)       (1,275)       (3,638)
             (Gain) loss on sale of loans and loan servicing ...................         (613)       (3,413)           53
             (Gain) on real estate sales .......................................       (2,180)       (2,214)       (3,346)
             Federal Home Loan Bank stock dividend .............................       (1,640)         (952)         (853)
             Increase in accrued interest receivable ...........................       (4,391)       (1,605)       (2,173)
             Increase (decrease) in accrued interest payable ...................        5,974        (1,000)        5,539
             Decrease in other assets ..........................................      (35,260)       (8,697)      (10,317)
             Interest deferred on Senior Debt ..................................         --            --           1,165
             Increase (decrease) in accrued expenses ...........................        1,349       (17,364)       15,419
             Amortization of Goodwill ..........................................           67          --            --
                                                                                     --------      --------      --------
                  Net cash provided by (used in) operating activities ..........        4,686       (12,904)       23,097
                                                                                     --------      --------      --------


                                   (Continued)

                               PBOC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)


                                                                                     1998           1997           1996
                                                                              -----------      ---------      ---------

Cash flows from investing activities:
         Increase in securities purchased under agreements to resell ....     $      --        $    --        $  35,000
         Proceeds from sales of investment and mortgage-backed securities
                  available-for-sale ....................................         514,841        235,612        162,087
         Proceeds from sale of loans and servicing rights ...............          43,034         93,081           --
         Investment and mortgage-backed security principal repayments
                  and maturities ........................................         173,830        108,022         52,380
         Loan originations, net of repayments ...........................         207,243         17,607         41,610
         Purchases of investments and mortgage-backed securities
                  available-for-sale ....................................      (1,134,026)      (408,780)      (476,748)
         Purchase of mortgage-backed securities held-to-maturity ........            --             --          (10,971)
         Purchases of loans .............................................        (878,508)      (515,053)          --
         Costs capitalized on real estate ...............................            (174)        (1,424)        (2,228)
         Proceeds from sale of real estate ..............................          18,923         23,458         40,217
         Additions to premises and equipment ............................          (1,937)        (1,833)        (1,081)
         Sales of premises and equipment ................................            --             --              785
         Purchase of FHLB stock .........................................         (37,876)        (8,475)          --
         Redemption of FHLB stock .......................................            --            1,173           --
                                                                              -----------      ---------      ---------
              Net cash used in investing activities .....................      (1,094,650)      (456,612)      (158,949)
                                                                              -----------      ---------      ---------

                                   (Continued)

                               PBOC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                                                                        1998             1997           1996
                                                                                 -----------      -----------      ---------

Cash flows from financing activities:
         Proceeds from subsidiary preferred stock offering .................     $      --        $    33,250      $    --
         Proceeds from capital infusion, net ...............................         129,611               21           --
         Cash contributions to additional paid-in capital ..................            --               --              102
         Repayment on senior debt ..........................................         (11,370)            (285)          --
         Preferred dividend paid ...........................................         (19,439)            --             --
         Redemption of preferred stock .....................................              (5)            --             --
         Purchases of  treasury stock ......................................          (8,308)            --             --
         Net increase (decrease) in deposits ...............................         275,547         (104,628)      (102,075)
         Net increase in securities sold under agreements to repurchase ....          23,212          148,355        192,433
         Proceeds from  FHLB advances ......................................       4,360,900        1,137,684        113,900
         Repayment of FHLB advances ........................................      (3,634,900)        (745,684)       (65,646)
                                                                                 -----------      -----------      ---------

             Net cash provided by financing activities .....................       1,115,248          468,713        138,714
                                                                                 -----------      -----------      ---------

Net increase (decrease) in cash and cash equivalents .......................          25,284             (803)         2,862

Cash and cash equivalents at beginning of year .............................          21,117           21,920         19,058
                                                                                 -----------      -----------      ---------
Cash and cash equivalents at end of year ...................................     $    46,401      $    21,117      $  21,920
                                                                                 -----------      -----------      ---------
                                                                                 -----------      -----------      ---------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
                  Interest .................................................     $   134,632      $    96,667      $  83,691
                  Income taxes .............................................            --                200            247
                                                                                 -----------      -----------      ---------
                                                                                 -----------      -----------      ---------

Supplemental schedule of non cash investing and financing activities:
         Foreclosed real estate ............................................     $    10,248      $    31,349      $  42,518
         Loans originated in connection with sale of foreclosed real estate            6,147           16,145         12,608
         Transfer of loans held for investment to loans held for sale ......          42,421           85,241
                                                                                 -----------      -----------      ---------
                                                                                 -----------      -----------      ---------


See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GENERAL

               On May 15, 1998, the Company completed an Offering of its Common Stock. An aggregate of 14.6 million shares of Common Stock were sold to the public at an Offering price of $13.75 per share, of which 10.2 million shares were issued and sold by the Company and 4.4 million shares were sold by the existing stockholders of the Company.

               The following is a description of significant accounting and reporting policies which the Company follows in preparing and presenting its consolidated financial statements.

          BASIS OF ACCOUNTING

               The consolidated financial statements are prepared in accordance with generally accepted accounting principles which conform to general practice within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

          PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for PPCCP in which the Bank owns all of the common stock. All significant intercompany accounts and transactions have been eliminated in consolidation.

          FEES ON LOANS AND MORTGAGE-BACKED AND INVESTMENT SECURITIES

               The Company defers origination and related fees on loans and certain direct loan origination costs. These deferred fees, net of any deferred costs, are amortized as an adjustment to the yield on the loans over their lives using the interest method.

               The Company may purchase whole loans at a premium or discount which is amortized over the life of the loans as an adjustment to yield using the interest method. The premium or discount amortization percentage is determined by adjusting the yield for estimated prepayments when prepayments are probable and the timing and amount of prepayments can be reasonably estimated based on market consensus prepayment rates. Calculation of the yield is done on the aggregate method where there are a large number of similar loans, otherwise, a loan by loan approach is used. The yield on adjustable rate loans is calculated based upon the fully adjusted rate in effect when the loan or security is originated or purchased. Initial estimates of prepayment rates are evaluated periodically against actual prepayment experience and current market consensus prepayment forecasts and if significantly different from the original estimate, the yield is recalculated.

               The Company purchases mortgage-backed and investment securities at a premium or discount which is amortized over the life of the security as an adjustment to the yield using the interest method. The premium or discount percentage is determined by adjusting the securities' yield for estimated prepayments when prepayments are probable and the timing and amount of prepayments can be reasonably estimated based on market consensus prepayment rates.

                              PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          COMMITMENT FEES

               Commitment fees received in connection with the origination or purchase of loans are deferred and recognized over the life of the resulting loans using the interest method as an adjustment of yield. If the commitment, or a portion thereof, expires unexercised, deferred commitment fees are recognized in income upon expiration of the commitment. There were no expired commitment fees recognized during the years ended December 31, 1998, 1997 and 1996. Direct costs, if any, to originate a commitment are expensed as incurred.

               Commitment fees paid to an investor in connection with the sale of loans are expensed and reduce the net sales proceeds at the time of sale.

          INVESTMENT SECURITIES AND LOANS

               Management determines the appropriate classification of its securities (mortgage-backed and investment securities) and loans at the time of purchase or origination.

               SECURITIES AVAILABLE-FOR-SALE -- Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale are included in other comprehensive income in the consolidated statements of financial condition until these gains or losses are realized. Gains or losses on sales of securities available-for-sale are based on the specific-valuation method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations. Premiums and discounts are accreted or amortized using the interest method over the estimated life of the securities.

               SECURITIES HELD-TO-MATURITY -- Securities that management has the intent and the Bank has the ability at the time of purchase or origination to hold until maturity are classified as securities held-to-maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the interest method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations.

               FHLB STOCK -- This asset is owned due to regulatory requirements and is carried at cost. This stock is pledged as collateral to secure FHLB advances.

          IMPAIRED LOANS

               A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance.

               Interest income on impaired loans is recognized on a cash basis if it is determined that collection of principal is probable. Loans that are 90 days or more past due, or when full collection of principal and interest is not probable, are placed on nonaccrual status and interest income that has been earned but not collected is reversed. Loans are returned to accrual status when the borrower has had a period of sustained repayment performance. Management considers all loans formally treated as troubled debt restructurings to be impaired loans

                              PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          in the year of restructuring.

          ALLOWANCE FOR LOAN LOSSES

               Valuation allowances for losses on loans and real estate are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates a number of factors, including economic trends, industry experience, estimated collateral values, past loss experience, the Bank's underwriting practices, and management's ongoing assessment of the credit risk inherent in the asset portfolio. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowance in light of the current status of the factors described above.

               While management uses the best information available to make the periodic evaluations of specific and general valuation allowances, adjustments to both allowances may be necessary if actual future economic conditions differ substantially from the assumptions used in making such periodic evaluations. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

          REAL ESTATE HELD FOR INVESTMENT AND FOR SALE

               Real estate held for investment consists of investments which were acquired for development and sale. Real estate held-for-sale consists of property acquired in settlement of loans. Real estate held for investment and for sale is carried at lower of cost or market value, net of anticipated selling costs. Market value is determined based on recent appraisals or discounted cash flow calculations. Gains or losses on sales of real estate, net of selling and other costs, are recognized at the time of sale.

               Real estate acquired in settlement of loans is recorded at the date of acquisition at fair value, less estimated disposition costs. The excess of the loan balance over fair value of the asset acquired, if any, is charged to the allowance for loan losses upon foreclosure. Subsequent to foreclosure, additional decreases in the carrying value of foreclosed properties are recognized through a provision charged to operations. An allowance for losses equal to the excess of the book value over the fair value of the property, less estimated selling costs is maintained. The allowance for losses is increased or decreased for subsequent changes in estimated fair market value. Costs of developing and improving such property to facilitate sale are capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against operations as incurred.

          GAINS ON THE SALE OF LOANS AND LOAN SERVICING

               Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company adopted effective January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). In accordance with SFAS 125, the Company capitalizes mortgage servicing rights (MSRs) acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total costs of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

               The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs for the purpose of impairment, is measured using a discounted cash flow analysis based on the Company's estimated net servicing income, market prepayments rates and market-adjusted discount rates. Impairment is

                              PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purpose of capitalization and impairment evaluation include loan type, interest rate tranches, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

               Gains or losses on sales of servicing assets for which the Company owns the underlying loans are deferred and amortized over the estimated loan lives using the interest method.

          DEPRECIATION AND AMORTIZATION

               Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 25 years. Leasehold improvements are amortized using the straight-line method over the lives of the assets or term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred.

          TAXES ON INCOME

               The Company uses the asset and liability method for measurement and recognition of income taxes. The statements of financial condition amounts of net deferred tax assets or liabilities are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their financial statement basis, plus available tax operating loss carryforwards and tax credit carryforwards, reduced by a valuation allowance for that portion of tax assets not considered more likely than not to be realized. Deferred income tax benefit is recognized for the change in net deferred tax assets or liabilities, plus the valuation allowance change. Current income tax (benefit) is the amount of total taxes currently payable (receivable).

          DERIVATIVE AND HEDGING ACTIVITIES

               The Company uses interest rate swap (swaps), interest rate cap
          (caps), interest rate floor (floors), and interest rate corridor (corridors) contracts in the management of its interest rate risk. The objective of these financial instruments is to more closely match the estimated repricing duration and/or repricing characteristics of specifically identified interest-sensitive assets and liabilities to reduce interest rate exposure. Such contracts are used to reduce interest rate risk and are not used for speculative purposes, and therefore are not marked-to-market. The net interest income or expense, net of amortization of premiums, discounts and fees, from these contracts is recognized currently on an accrual basis over their term in interest expense in "hedging costs, net" in the consolidated statements of operations.

               Premiums paid for and discounts associated with, and costs and fees of interest rate swap, cap, floor and corridor contracts are amortized or accredited into interest expense on a straight-line basis over the life of the contracts.

          CASH AND CASH EQUIVALENTS

               For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments (investments) purchased with an original maturity of three months or less to be cash equivalents. This currently includes cash and amounts due from banks, Federal funds sold, and term certificates of deposit.

          RECENT ACCOUNTING PRONOUNCEMENTS

               In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with

                              PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

          Concentrations of Credit Risk", and SFAS No. 119, "Disclosure about Derivative Financial Instruments". It amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments, to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met , a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
          (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's disclosures.

          INITIAL PUBLIC OFFERING

               On May 15, 1998, the Company completed its Offering of its Common Stock. An aggregate of 12,666,667 shares of Common Stock were sold to the public at an Offering price of $13.75 per share, of which 8,866,667 shares were issued and sold by the Company and 3,800,000 shares were sold by the existing stockholders of the Company. In connection with the underwriting agreement executed by the Company with the underwriters of the Offering, the Company granted the underwriters an option to purchase up to an additional 1,900,000 shares of Common Stock, on the same terms and conditions as in the Offering, solely to cover over-allotments, if any. Such over-allotment option was exercised in full, and on May 21, 1998, the Company and the original stockholders sold an additional 1,330,000 shares and 570,000 shares, respectively. The Company did not receive any proceeds from the sale of shares by the existing stockholders.

          RECLASSIFICATION

               Certain amounts in prior years' financial statements have been reclassified to conform to the current financial statement presentation.

(2)       SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

               The Bank purchases securities under agreements to resell at a later date at set prices, generally collateralized by AA or higher rated mortgage-backed securities. The average outstanding balance was approximately $10,175,000 and $41,225,000 during each of the years ended December 31, 1998 and 1997, respectively. The maximum outstanding balance at any month-end was $90,000,000 and $25,000,000 during 1998 and 1997, respectively. The weighted average interest rate on such agreements was approximately 5.61%, 5.65% and 5.53% during the years ended December 31, 1998, 1997 and 1996, respectively. The securities pledged are held by a third-party institution.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(3)       SECURITIES AVAILABLE-FOR-SALE

               The Bank holds certain securities available-for-sale. The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at December 31, 1998 and 1997 were as follows (dollars in thousands):


                                                                  Amortized   Unrealized Unrealized    Estimated
                                                                      Cost      Gains     Losses      Fair Value
                                                                  ---------   ---------- ----------   -----------
                                                                                      1998
                                                                  -----------------------------------------------

Debt securities issued by government agencies:
    Due after five years to ten years .......................     $   37,000     $--     $    (23)     $   36,977
Corporate trust preferred ...................................        334,814      --       (9,849)        324,965
Mortgage-backed securities ..................................        588,081      35       (3,601)        584,515
SBA certificates ............................................         58,653      33         (206)         58,480
                                                                  ---------   ---------- ----------   -----------
      Total securities available-for-sale ...................     $1,018,548     $68     $(13,679)     $1,004,937
                                                                  ---------   ---------- ----------   -----------
                                                                  ---------   ---------- ----------   -----------



                                                     Amortized   Unrealized  Unrealized   Estimated
                                                        Cost        Gains      Losses    Fair Value
                                                     ---------   ----------  ----------  -----------
                                                                         1997
                                                     -----------------------------------------------
Debt securities issued by government agencies:
    Due after one year through five years.........     $ 55,250     $156     $   (73)     $  55,333
    Due after five years to ten years ............       74,254      244        (205)        74,293
    Due after ten years ..........................       10,000       93        --           10,093
Mortgage-backed securities .......................      420,621      377      (2,548)       418,450
SBA certificates .................................       13,009      --          (18)        12,991
                                                     ---------   ----------  ----------  -----------
      Total securities available-for-sale.........     $573,134     $870     $(2,844)     $ 571,160
                                                     ---------   ----------  ----------  -----------
                                                     ---------   ----------  ----------  -----------


               Proceeds from sales of investments and mortgage-backed securities available-for-sale were approximately $514,841,000, $235,612,000 and $162,087,000 in each of the years ended December 31, 1998, 1997 and 1996, respectively, and resulted in gross realized gains of approximately $1,847,000, $1,714,000 and $3,860,000, respectively, and gross realized losses of approximately $165,000, $439,000 and $222,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

               At December 31, 1998 and 1997, the amortized cost and estimated fair value of mortgage-backed securities available-for-sale pledged to secure borrowings and swap agreements are as follows:


                                                            1998                      1997
                                                   -----------------------   -----------------------
                                                   Amortized    Estimated    Amortized    Estimated
                                                      Cost      Fair Value     Cost       Fair Value
                                                   ---------    ----------   ---------    ----------
                                                               (Dollars in thousands)
Pledged against:
Securities sold under agreements to repurchase     $397,488     $395,720     $366,827     $365,822
Advances from Federal Home Loan Bank .........      178,797      177,434       47,542       46,779
Swap and corridor agreements .................          142          139        1,970        1,943
Treasury tax and loan account ................          804          820        4,577        4,546
                                                   --------     --------     --------     --------
                                                   $577,231     $574,113     $420,916     $419,090
                                                   --------     --------     --------     --------
                                                   --------     --------     --------     --------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(4)       LOANS HELD-FOR-SALE

               Proceeds from sales of loans held-for-sale were approximately $43,034,000 and $93,081,000 in each of the years ended December 31, 1998 and 1997, respectively. The sales resulted in gross realized gains of approximately $613,000 and $165,000 and no gross realized losses in each of the years ended December 31, 1998 and 1997, respectively. Gains from sales of servicing rights, including flow through and bulk sales of servicing, were $0 and $3,248,000 for the years ended December 31, 1998 and 1997, respectively. There were no loan or servicing rights sales in 1996. In 1997 the Company deferred gains totaling $5,291,000 on the sales of servicing rights for loans owned by the Bank. The unamortized balance of the deferred gain was $2,970,570 and $4,131,000 at December 31, 1998 and 1997, respectively.

               In the years ended December 31, 1998, 1997 and 1996, write-offs of servicing assets totaled approximately $0, $0 and $18,000, respectively, and are included in gain (loss) on loan and loan servicing sales in the accompanying consolidated statements of operations.

(5)       MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

               The amortized cost, unrealized gains and losses, and estimated fair value of mortgage-backed securities at December 31, 1998 and 1997 are as follows (dollars in thousands):


                                Amortized           Unrealized         Unrealized          Estimated
                                  Cost                Gains              Losses           Fair Value
                            -------------        -------------     --------------     --------------
1998...............            $    6,282           $       90        $    --            $   6,372
                            -------------        -------------     --------------     --------------
                            -------------        -------------     --------------     --------------
1997...............            $    9,671           $       72        $    --            $   9,743
                            -------------        -------------     --------------     --------------
                            -------------        -------------     --------------     --------------


               Substantially all mortgage-backed securities are collateralized by single-family residence secured loans. There were no sales of mortgage-backed securities held-to-maturity in 1998 and 1997.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


(6)       LOANS RECEIVABLE

               A summary of loans receivable at December 31, 1998 and 1997 is as follows (dollars in thousands):


                                                                                     1998            1997
                                                                               ----------     -----------

Real estate loans
  Single-family residential:
    Fixed rate ...........................................................     $1,150,414     $   212,552
    Variable rate ........................................................        344,342         741,149
  Multifamily, primarily variable rate ...................................        366,625         426,254
  Commercial and industrial, primarily variable rate .....................        206,402         135,407
  Land, primarily fixed rate .............................................            880           5,896
                                                                               ----------     -----------
      Real estate loans ..................................................      2,068,663       1,521,258
Commercial loans .........................................................         62,665          22,484
Consumer loans ...........................................................         53,826           8,485
Secured by deposits ......................................................          3,537           2,287
                                                                               ----------     -----------
      All loans ..........................................................      2,188,691       1,554,514
Less:
   Undistributed loan proceeds ...........................................         17,152           6,206
   Unamortized net loan (premiums)/discounts and deferred origination fees            814          (6,859)
   Deferred gain on servicing sold .......................................          2,971           4,131
   Allowance for loan losses (note 7) ....................................         18,897          17,824
                                                                               ----------     -----------
                                                                               $2,148,857     $ 1,533,212
                                                                               ----------     -----------
                                                                               ----------     -----------


               Nonaccrual loans were $8,507,000, $9,904,000 and $18,238,000 at
          December 31, 1998, 1997 and 1996, respectively. If loans which were on nonaccrual at December 31, 1998, 1997 and 1996 had performed in accordance with their terms for the year or since origination, if shorter, interest income from these loans would have been $950,000, $644,000 and $1,405,000, respectively. Interest collected on these loans for these years was $364,000, $67,000 and $846,000, respectively.

               The Company's variable rate loans are indexed primarily to the COFI and U.S. Treasury one-year CMT.

               Substantially all real estate collateralized loans are secured by first trust deeds. The Bank's loan portfolio is concentrated primarily in the state of California. The commercial real estate secured portfolio is diversified with no significant industry concentrations of credit risk. Single-family residence, multifamily, and commercial real estate secured loans are diversified geographically across the state and by size.

               At December 31, 1998, the Company had loan applications pending to originate loans of approximately $28,832,000. Other than pending loan applications at year-end, the Bank had no outstanding commitments to originate or purchase loans.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(7)       ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

               An analysis of the activity in the allowance for loan losses for each of the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):


                                             1998          1997          1996
                                         --------      --------      --------
Balance at beginning of year .......     $ 17,824      $ 23,280      $ 31,572
Provision for loan losses ..........        2,000         2,046         2,884
Recoveries credited to the allowance           85           106           925
                                         --------      --------      --------
                                           19,909        25,432        35,381
Losses charged to the allowance ....       (1,012)       (7,608)      (12,101)
                                         --------      --------      --------
Balance at end of year .............     $ 18,897      $ 17,824      $ 23,280
                                         --------      --------      --------
                                         --------      --------      --------


               The Bank's gross impaired loans were $10,165,000 and $11,361,000 as of December 31, 1998 and 1997, respectively. The average impaired loans for the years then ended were $9,615,000 and $20,600,000, respectively. Gross impaired loans with a valuation allowance totaled $7,188,000 and gross impaired loans without a valuation allowance totaled $2,978,000 at December 31, 1998. Interest income recognized related to these loans was $552,000 and $67,000 for 1998 and 1997, respectively.

               The valuation allowance related to impaired loans was $1,597,000 and $1,772,000 at December 31, 1998 and 1997, respectively, and is included in the schedule of the allowance for loan losses described above.

               Troubled debt restructurings totaled $4,515,000 and $11,000,000 as of December 31, 1998 and 1997, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 1998.

(8)       REAL ESTATE HELD FOR INVESTMENT AND FOR SALE

          Real estate at December 31, 1998 and 1997, consisted of the following (dollars in thousands):


                                                          1998         1997
                                                       -------     --------

Acquired for sale or development .................     $  --       $  8,054
         Less allowance for losses ...............        --         (6,146)
                                                       -------     --------
             Acquired for sale or development.....        --          1,908
                                                       -------     --------
Acquired in settlement of loans:
         Single-family residential ...............       2,723          750
         Multifamily .............................        --          6,481
         Commercial and industrial ...............        --          7,268
         Land ....................................        --            202
                                                       -------     --------
                                                         2,723       14,701
Less allowance for losses ........................        --         (1,418)
                                                       -------     --------
             Acquired in settlement of loans......       2,723       13,283
                                                       -------     --------
                                                       $ 2,723     $ 15,191
                                                       -------     --------
                                                       -------     --------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               A summary of the components of the income from real estate operations in each of the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):




                                                1998         1997         1996
                                             -------      -------      -------
Gross income from real estate operations     $ 1,147      $ 3,372      $ 4,761
Operating expenses .....................       1,848        4,637        5,395
                                             -------      -------      -------
      Loss from operations .............        (701)      (1,265)        (634)
Gain on real estate sales ..............       2,180        2,214        3,346
                                             -------      -------      -------
      Gain from real estate operations .       1,479          949        2,712
Provisions for losses ..................        --         (2,754)        (766)
                                             -------      -------      -------
      Total income (loss) from real
        estate operations...............     $ 1,479      $(1,805)     $ 1,946
                                             -------      -------      -------
                                             -------      -------      -------


               An analysis of the activity in the allowance for losses for real estate acquired and direct real estate investments for each of the years ended December 31, 1998, 1997 and 1996, respectively, is as follows (dollars in thousands):


                                                         Direct
                                          Real Estate  Real Estate
                                           Acquired    Investments    Total
                                          -----------  -----------  ---------
Balance, December 31, 1995  ...........     $ 1,460      $ 6,526      $ 7,986

Provision for losses ..................         396          370          766

Charge-offs ...........................      (1,784)        (380)      (2,164)
                                            -------      -------      -------

Balance, December 31, 1996  ...........          72        6,516        6,588

Provision for losses ..................       2,754         --          2,754

Charge-offs ...........................      (1,408)        (370)      (1,778)
                                            -------      -------      -------

Balance, December 31, 1997  ...........       1,418        6,146        7,564

Charge-offs ...........................      (1,418)      (6,146)      (7,564)
                                            -------      -------      -------
Balance, December 31, 1998  ...........     $  --        $  --        $  --
                                            -------      -------      -------
                                            -------      -------      -------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(9)       PREMISES AND EQUIPMENT

               Premises and equipment at December 31, 1998 and 1997, consisted of the following (dollars in thousands):


                                                       1998          1997
                                                   --------      --------

Land .........................................     $    521      $    521
Buildings ....................................          967           837
Furniture, fixtures and equipment ............       13,969        12,434
Leasehold improvements .......................        6,308         5,525
                                                   --------      --------
                                                     21,765        19,317
Less accumulated depreciation and amortization      (14,553)      (12,641)
                                                   --------      --------
                                                   $  7,212      $  6,676
                                                   --------      --------
                                                   --------      --------


               The Bank is committed to operating leases on certain premises. Certain of these leases require the Bank to pay property taxes and insurance. Some are subject to annual inflation adjustments, and have renewal options of various periods at various rates. Lease expense on all property totaled approximately $2,610,000, $2,197,000 and $2,144,000, net of sublease income of approximately $166,000, $353,000 and $452,000, in each of the years ended December 31, 1998, 1997 and 1996, respectively.

          Approximate minimum lease commitments before consideration of the charge for unused lease property referred to above under noncancelable operating leases at December 31, 1998 are as follows (dollars in thousands):


   Year                   Gross     Sublease      Net
--------------------   ----------   ----------   ------
   1999.............  $ 2,594     $  152       $2,442
   2000.............    2,293        152        2,141
   2001.............    1,453         89        1,364
   2002.............      958         --          958
   2003.............      543         --          543
Thereafter..........    2,433         --        2,433
                      ----------  ---------  ----------
                      $10,274     $  393       $9,881
                      ----------  ---------  ----------
                      ----------  ---------  ----------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(10)      DEPOSITS

               Deposits at December 31, 1998 and 1997 consisted of the following (dollars in thousands):


                                                             1998                      1997
                                                    -------------------------  -------------------------
                                                                  Weighted                   Weighted
                                                      Amount    Average Rate    Amount     Average Rate
                                                    ---------  --------------  --------   --------------
Transaction accounts:
  NOW accounts ................................     $  166,807         1.26%  $   98,550         2.38%
  Passbook accounts ...........................        139,800         3.60      182,690         4.16
  Money market accounts .......................        126,396         4.20       52,550         5.07
                                                     ----------               ----------
      Transaction accounts ....................        433,003         2.88      333,790         3.78
                                                     ----------               ----------
Term certificates:
    3-month ...................................          6,951         3.83        5,135         4.20
    6-month ...................................         60,323         4.86       58,055         5.18
    12-month ..................................        594,717         5.46      476,251         5.73
    18-month ..................................         44,502         5.43      146,605         5.75
    24-month ..................................         57,988         6.28       73,226         5.71
    36-month ..................................         11,079         5.71       12,126         6.04
    48-month ..................................          1,176         5.93        1,099         5.95
    60-month ..................................         16,145         5.88       20,149         5.77
    Public funds ..............................             --           --        2,006         5.79
    $100,000 and over .........................        316,278         5.54      138,173         5.90
                                                     ----------               ----------
      Term certificates........................      1,109,159         5.49      932,825         5.72
                                                     ----------               ----------

                                                    $1,542,162         4.76%  $1,266,615         5.21%
                                                     ----------        -----  ----------         -----
                                                     ----------        -----  ----------         -----


               Term certificates of deposit outstanding by scheduled maturity date at December 31, 1998 are as follows (dollars in thousands):



                                                                                                   Weighted
                                                                                     Amount      Average Rate
                                                                                  ------------   ------------
Due within 3 months .........................................................     $  271,083         5.64%
Due within 3 to 6 months ....................................................        361,803         5.65
Due within 6 to 9 months ....................................................        112,299         5.45
Due within 9 to 12 months ...................................................        201,322         5.13
Due within 12 to 24 months ..................................................        137,605         5.30
Due within 24 to 36 months ..................................................         10,559         5.70
Due after 36 months .........................................................         14,488         5.87
                                                                                  ------------   ------------
                  Total .....................................................     $1,109,159         5.49%
                                                                                  ------------   ------------
                                                                                  ------------   ------------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               The components of deposit interest expense in each of the years ended December 31, 1998, 1997 and 1996 are as follows (dollars in thousands):


                                                  1998          1997          1996
                                              --------      --------      --------
NOW accounts ............................     $  2,107      $  1,635      $    449
Passbook and money market accounts ......       10,679        10,841        12,288
Term certificates -- under $100,000 .....       45,217        44,852        52,556
Term certificates -- $100,000 and over ..       12,132        10,124        10,030
                                              --------      --------      --------
                                                70,135        67,452        75,323
Interest forfeitures on early withdrawals         (208)         (205)         (187)
                                              --------      --------      --------
                                              $ 69,927      $ 67,247      $ 75,136
                                              --------      --------      --------
                                              --------      --------      --------


(11)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

               The Bank enters into sales of agency and AA-rated mortgage-backed securities under agreements to repurchase (reverse repurchase agreements) which obligate the Bank to repurchase the identical securities as those which were sold. Such transactions are treated as a financing, with the obligations to repurchase securities sold reflected as a liability and the carrying amount of securities collateralizing the liability included in mortgage-backed securities in the consolidated statements of financial condition. There were $364,000,000 and $340,788,000 outstanding reverse repurchase agreements at December 31, 1998 and 1997, respectively.

               The maximum repurchase liability balances outstanding at any month-end during the years ended December 31, 1998 and 1997 were approximately $658,409,000 and $415,676,000, respectively. The average balances outstanding during each of the years ended December 31, 1998 and 1997 were approximately $385,452,000 and $357,396,000, respectively.

               The securities sold under agreements to repurchase identical securities are held in safekeeping by broker/dealers. It is management's policy to enter into repurchase agreements only with broker/dealers who are regarded as primary dealers in these securities and meet satisfactory standards of capitalization and creditworthiness.

               The scheduled maturities and weighted average interest rates of securities sold under agreements to repurchase at December 31, 1998 and 1997 are as follows (dollars in thousands):


                                 1998                    1997
                         ----------------------   -----------------------
                                     Weighted                  Weighted
                           Amount  Average Rate   Amount     Average Rate
                         --------  ------------   ------    -------------
YEAR OF MATURITY:
1998................     $     --           --%  $ 76,788         5.79%
2000................      129,000         5.71    129,000         5.71
2002................      135,000         5.79    135,000         5.79
2003................       50,000         5.34         --           --
2008................       50,000         5.10         --           --
                         --------                --------
                         $364,000         5.61%  $340,788         5.76%
                         --------      --------  --------     ---------
                         --------      --------  --------     ---------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(12)      ADVANCES FROM THE FHLB

               Advances from the FHLB at December 31, 1998 and 1997 are collateralized by mortgage-backed agency securities and mortgage loans with a current principal balance of approximately $1.9 billion and $913.9 million, respectively, and by the required investment in the stock of the FHLB with a carrying value at December 31, 1998 and 1997 of approximately $63,150,000 and $23,634,000, respectively.

               At December 31, 1998, the Bank had an available total collateralized line of credit of approximately $1.7 billion with the FHLB. Based on current securities and loans pledged, the Company had $71.7 million of unused line of credit as of December 31, 1998 with the FHLB.

               The scheduled maturities and weighted average interest rates of advances at December 31, 1998 and 1997 are as follows (dollars in thousands):


                                    1998                   1997
                          -------------------------  ---------------------
                                         Weighted              Weighted
YEAR OF MATURITY              Amount   Average Rate   Amount Average Rate
----------------------    -------------------------  ---------------------
1998.................     $       --           --%  $357,000         5.97%
1999.................         14,000         4.77         --           --
2000.................        185,000         5.69         --           --
2001.................         25,000         5.68         --           --
2002.................        139,000         5.44    115,000         5.58
2003.................        525,000         5.17         --           --
2008.................        310,000         5.53         --           --
                          ----------                ----------
                          $1,198,000         5.38%  $472,000         5.87%
                          ----------   ----------   ----------  ----------
                          ----------   ----------   ----------  ----------


(13)      SENIOR DEBT

               On June 1, 1995, the Company issued $10,000,000 par of unsecured Senior Notes (the "Notes") in conjunction with a reorganization of the Company. The Notes contained an initial pay rate and accrual rate of 7% and 10.75%, respectively, and the accrual rate increased to 11.15% on June 30, 1997. The difference between the pay rate and accrual rate was deferred and compounded annually at the accrual rate commencing on June 30, 1996. Included in the balance of the senior note was $1,113,000 of accrued interest, as of December 31, 1997. Interest of approximately $1.8 million, calculated at the pay rate of 7%, was paid September 30, 1997 for the period from issuance of the Notes to that date. Quarterly interest of approximately $192,000, at the pay rate, was paid on December 31, 1997.

               The Company used $11.4 million of public offering proceeds to prepay the $10.0 million of senior notes (plus accrued interest through May 15, 1998).

(14)      INCOME TAXES

               The Company, including the Bank and its subsidiaries (except for PPCCP), file a federal consolidated tax return. The Company entered into a tax sharing agreement with the Bank, whereby the Bank computes and pays taxes based upon the Bank's tax position assuming that a separate tax return was filed. While the senior debt was outstanding at the Company, the payment by the Bank was limited to the amount of the consolidated tax liability.

               PPCCP has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code, as amended. Accordingly, PPCCP is not subject to Federal income tax to the

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          extent it distributes its income to shareholders (other than Bank) and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As PPCCP qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included for the earnings of PPCCP that were distributed to outside stockholders.

               The income tax (benefit) for the years ended December 31, 1998, 1997, and 1996 consist of the following (dollars in thousands):


                                          1998                1997         1996
                                      --------             -------      -------
Current:
    Federal .....................     $   --               $   154      $    16
    State .......................            8                  62            6
                                      --------             -------      -------
           Total current ........            8                 216           22
                                      --------             -------      -------
Deferred:
    Federal .....................      (16,398)             (4,715)      (3,037)
                                      --------             -------      -------

          Total tax benefit .....     $(16,390)            $(4,499)     $(3,015)

                                      --------             -------      -------
                                      --------             -------      -------



               Deferred tax assets are initially recognized for NOLs and tax credit carryforwards and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on the Company's projected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1998.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               Below is a reconciliation of the expected federal income taxes (benefit) to the consolidated effective income taxes (benefit) for the noted periods:


                                                      1998         1997         1996
                                                   ---------    --------      --------
                                                            (Dollars in thousands)
Statutory federal income tax rate ............           35%          35%          35%
                                                   ---------    --------      --------
                                                   ---------    --------      --------
Expected federal income taxes
  (benefit) ..................................     $   (783)     $ 2,556      $ 3,335
Increases (reductions) in income
  taxes resulting from:
State franchise tax, net of federal
  benefit ....................................            4           40            4
Change in the valuation allowance ............      (15,569)      (7,006)      (6,253)
    PPCCP nontaxable earnings ................          (79)        (301)        --
    Other ....................................           37          212         (101)
                                                   --------      -------      -------
                                                   $(16,390)     $ (4,499)    $(3,015)
                                                   --------      -------      -------
                                                   --------      -------      -------


               The Company had the following total Federal and State deferred tax assets and liabilities computed at the Federal statutory income tax rate and the California statutory franchise tax rate for the noted periods:



                                                                                                        1998          1997
                                                                                                    --------      --------
                                                                                                    (Dollars in thousands)
Deferred Tax Assets:
  Provision for losses on loans and real estate ...............................................     $ 12,718      $ 14,875
  Tax gains on sales of loans, net of deferred gains ..........................................        1,989         2,206
  Recognition of interest on nonperforming loans for tax ......................................        6,354         5,747
  Accrued  interest on deposits recognized for book but
      deferred for tax ........................................................................        1,187         1,424
  REMIC Income ................................................................................        6,576         5,384
  Miscellaneous temporary deductible differences ..............................................        1,139           969
  Available NOLs carryforwards ................................................................       57,612        51,253
  AMT tax credit carryforwards ................................................................        1,432         1,432
                                                                                                    --------      --------
         Total deferred tax assets ............................................................       89,007        83,290

Deferred tax liabilities:
  Stock dividends from FHLB ...................................................................       (4,429)       (3,273)
  Real estate partnership tax losses ..........................................................         --            (259)
  Miscellaneous temporary taxable differences .................................................       (5,585)       (1,511)
  Federal tax effect of state temporary differences ...........................................       (3,714)       (3,797)
                                                                                                    --------      --------
         Total deferred tax liabilities .......................................................      (13,728)       (8,840)
                                                                                                    --------      --------

Deferred tax assets, net of deferred tax liabilities ..........................................       75,279        74,450

Less deferred tax asset valuation allowance ...................................................      (48,674)      (64,243)
                                                                                                    --------      --------

         Net deferred tax assets ..............................................................     $ 26,605      $ 10,207
                                                                                                    --------      --------
                                                                                                    --------      --------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

               The Federal and State tax NOLs carryforwards expire as follows (dollars in thousands):


               Year                                                     Total
           ------------                                               ----------
                  2001...............................................  $ 17,845
                  2002...............................................         2
                  2003...............................................    24,444
                  2004...............................................        26
                                                                       ---------
                  Pre-1992 originated net operating losses...........    42,317
                  2003...............................................       828
                  2008...............................................     5,917
                  2009...............................................    14,706
                  2010...............................................    78,436
                  2011...............................................     5,061
                  2013...............................................     6,556
                                                                       ---------
                  Pre-May, 1998 originated net operating losses......   111,504
                  2003...............................................     1,410
                  2013...............................................    11,162
                                                                       ---------
                  Post-May, 1998 originated net operating losses.....    12,572
                                                                       ---------
                      Total..........................................  $166,393
                                                                       ---------
                                                                       ---------


               The above total includes $1.4 million of state NOLs carryforwards which expire in 2003.

               The Company had Federal and California AMT credit carryforwards of approximately $1,374,000 and $58,000, respectively. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

               In 1992, issuance of preferred stock resulted in a change in control as defined under Section 382 of the Code. As a result, any usage of NOLs carryforwards created in 1992 and prior years is limited to approximately $7.7 million per year. The total NOLs carryforwards created in 1992 and prior years is approximately $42.3 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the 1992 change in control in 1999 and thereafter is approximately $42.3 million.

               During May of 1998, the Offering resulted in a second change in control as defined under Section 382 of the Code. As a result, any usage of NOLs carryforwards created prior to May, 1998 (but post 1992) is limited to approximately $21.3 million per year. The total NOLs carryforwards created prior to May, 1998 (but post 1992) is approximately $111.5 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the May, 1998 change in control in 1999 is approximately $22.5 million

               The Company is subject to examination by Federal and State taxing authorities for tax returns filed in previous periods. The results and effects of these examinations on individual assets and liabilities may require adjustment to the tax assets and liabilities based on the results of their examinations. Management does not anticipate that the examinations will result in any material adverse effect on its financial condition or results of operations.

(15)      STOCKHOLDER'S EQUITY AND EARNINGS PER SHARE

               At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128 basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

               The weighted average number of common shares outstanding used to compute basic and diluted earnings per share in 1998, 1997 and 1996 were 14,793,644, 3,152,064 and 3,152,064, respectively.

               Prior to consummation of the Offering and the exchange of preferred stock for Common Stock, there were outstanding 85,000 shares of Series C Preferred Stock, 68,000 shares of Series D Preferred Stock and 332,000 shares of Series E Preferred Stock, all of which were owned by the Material Stockholders. In connection with the Offering, the Outstanding Preferred Stock was exchanged for shares of Common Stock. An aggregate of 3,152,064 shares of Common Stock was outstanding following consummation of the Offering, which gives effect to the conversion of the Outstanding Preferred Stock into Common Stock and the 32:1 stock split. Dividends are payable if and when the Board of Directors of the Company declare such dividends out of the assets of the Company, which by law are available. No dividends have been declared or paid on Common Stock. In 1998, the Company paid a $19.4 million preferred stock dividend in connection with the Offering.

(16)      OTHER CAPITAL TRANSACTIONS

               On September 2, 1998, the Company announced an initial stock repurchase program of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock, to be effected from time to time in open-market or privately-negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes. Through December 31, 1998, the Company repurchased 835,000 shares pursuant to this program for a total purchase price of $8.3 million. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock. The additional repurchased shares will also be held as treasury stock and used for general corporate purposes.

(17)      DERIVATIVES AND HEDGING ACTIVITIES

               Hedging costs, net, for each of the years ended December 31, 1998, 1997 and 1996 consists of the following (dollars in thousands):


                                                             1998     1997     1996
                                                             ----     ----     ----
Interest paid on swaps, net of interest received .......     $--      $  2     $ 35
Amortization of cost of caps, floors and corridors, net
  of interest received .................................      214      265      352
                                                             ----     ----     ----
                                                             $214     $267     $387
                                                             ----     ----     ----
                                                             ----     ----     ----


               Interest rate swaps are contracts where the parties agree to exchange fixed rate for floating rate interest payments, or to exchange floating rate interest payments upon two different rate indices (basis swap), for a specified period of time on a specified (notional) amount. The notional amount is used only to calculate the amount of interest payments to be exchanged and does not represent credit risk. The notional amount and weighted average pay and receive rates are shown below in accordance with their contractual dates. The variable repricing indexes associated with the contracts are three-month LIBOR, one-month LIBOR and COFI which were 5.07%, 5.06% and 4.69%, respectively, at December 31, 1998.

               Swap contracts were entered into to limit the interest rate risk related to the relative repricing characteristics of the Bank's interest-bearing deposits. The floating rate on swap contracts re-prices at intervals of one to three months based on the current index in effect at that time. If all contracts were repriced at the current index in effect at each year-end, the weighted average rate paid and received would be 5.65% and 5.69%, respectively, at December 31, 1998.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               The notional amount of the swap amortizes monthly based upon the performance of a specific index. The swap is used to reduce interest rate risk associated with fixed rate term liabilities. The performance of the swap is based upon interest rates in general. The above table does not include anticipated amortization relating to the swap. Excluding this transaction, the Bank does not have any other positions in complex derivative transactions.

               Mortgage-backed securities with book values of approximately $0 and $1,970,000 and market values of approximately $0 and $1,943,000 at December 31, 1998 and 1997, respectively, are pledged as collateral for certain swap agreements.

               The Bank has only limited involvement in derivative financial instruments and does not use them for trading purposes. The instruments are used to manage interest rate risk. The Bank has entered into corridor contracts to artificially raise the interest rate cap on certain loans. The corridor contracts provide for the payment of interest on the outstanding principal contract amount. Under such contracts, the Bank receives interest if an interest rate that varies according to a specified index exceeds a pre-set level (the strike rate) up to an upper limit (the limit) beyond which additional interest is not received if the rate increases. The index on the Bank's corridors is COFI or three-month LIBOR. A summary of corridor contracts and average interest rate ranges at December 31, 1998 is as follows (dollars in thousands):


                                               Contract              Average              Average
           Year of Maturity                     Amount            Strike Price          Limit Rate
----------------------------------------   ------------------   ------------------   ------------------
1999 ...............................          $ 20,000               6.64%                8.24%
2000 ...............................            12,000               6.38                 8.13
2001 ...............................            20,000               6.64                 8.24
                                           ------------------
                                              $ 52,000               6.58%                8.21%
                                           ------------------   ------------------   -------------------
                                           ------------------   ------------------   -------------------



(18)      BENEFIT PLANS

               The Bank has had a noncontributory defined benefit pension plan covering substantially all of its employees (the "Plan") hired before 1990. The benefits are based on years of service and the employee's highest compensation during the last five consecutive years of employment prior to 1991. The Plan was frozen effective December 31, 1990, and consequently, employees will no longer earn additional defined benefits for future services; however, future service may be counted toward vesting of benefits accumulated based on past service. The Bank's funding policy has been to contribute annually the minimum amount that can be deducted for Federal income tax purposes.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               The following table sets forth the funded status of the Plan and amounts recognized in the Bank's consolidated statements of financial condition at December 31, 1998 and 1997 (dollars in thousands):


                                                                             1998          1997
                                                                          -------       -------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year .....................     $ 5,727       $ 5,058
         Interest cost ..............................................         397           372
         Benefits paid ..............................................        (106)          (97)
         Actuarial loss .............................................         230           394
                                                                          -------       -------
         Projected benefit obligation, end of year ..................       6,248         5,727
                                                                          -------       -------

CHANGE IN PLAN ASSETS:
         Plan assets, beginning of year .............................       5,083         4,492
         Actual return on plan assets ...............................         715           663
         Employer contribution ......................................          25            24
         Benefits paid ..............................................        (106)          (97)
                                                                          -------       -------
         Plan assets, end of year ...................................       5,717         5,082
                                                                          -------       -------

         Projected benefit obligation (in excess of) plan assets ....        (531)         (645)
         Unrecognized (gain)/loss ...................................       1,157         1,221
                                                                          -------       -------
         Net amount recognized ......................................         626           576
                                                                          -------       -------

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSIST OF:
         Accrued benefit liability ..................................        (531)         (645)
         Accumulated comprehensive income ...........................       1,157         1,221
                                                                          -------       -------
         Net amount recognized ......................................         626           576
                                                                          -------       -------

COMPONENTS OF NET PERIODIC BENEFIT COST:
         Interest cost on projected benefit obligation ..............         396           372
         Expected return on Plan assets .............................        (456)         (404)
         Amortization of unrecognized (gain)/loss ...................          35             3
                                                                          -------       -------
         Pension income .............................................     $   (25)      $    (2)
                                                                          -------       -------
                                                                          -------       -------

THE ASSUMPTIONS USED IN THE ACCOUNTING WERE:
         Discount rate ..............................................        6.75%         7.00%
         Expected long-term rate of return on assets ................        9.00%         9.00%



               Pension income was approximately $25,000, $2,000 and $9,000 for the year's ended December 31,1998, 1997 and 1996, respectively. The Company adopted a 401(k) plan, effective January 1, 1991. The 401(k) plan covers employees with one year or more of service, and allows participants to contribute a portion of their covered compensation, which amount is 100% vested at the time of contribution. The Bank shall contribute an amount equal to 50% of the participant's contribution up to 6% of the participant's covered compensation, which amount vests over a period of five years. The Bank may elect to make additional contributions on a discretionary basis. The contributions as directed by the participants are invested by the 401(k) plan's trustee in one or more of five investment alternatives in trust for the benefit of the participants. The Bank incurred approximately $76,000, $144,000 and $155,000 of expense related to the 401(k) plan, with no discretionary contributions in each of the years ended December 31, 1998, 1997 and 1996, respectively.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(19)      COMMITMENTS AND CONTINGENCIES

               The Company is involved in litigation arising in the normal course of business. Based on information from internal and external legal counsel, and review of the facts and circumstances of such litigation, management is of the opinion that the ultimate resolution of all pending litigation proceedings will not have an adverse material effect on the Company. See Note 24 for a discussion of litigation related to the Company's goodwill litigation.

(20)      FAIR VALUE OF ASSETS AND LIABILITIES

               SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non- financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

               The carrying amounts and fair values of the Bank's financial instruments consisted of the following at December 31, 1998 and 1997 (dollars in thousands):


                                                                             1998                           1997
                                                                   --------------------------     --------------------------
                                                                    Carrying          Fair        Carrying            Fair
                                                                     Amount          Value          Amount           Value
                                                                   ----------     -----------     ----------     -----------
                                                                                                                         8664
Financial assets:
         Cash and cash equivalents ...........................     $   46,401     $    46,401      $   21,117     $    21,117
         Securities available-for-sale .......................      1,004,937       1,004,937         571,160         571,160
         Mortgage-backed securities
           held-to-maturity...................................          6,282           6,372           9,671           9,743
         Loans receivable ....................................      2,148,857       2,160,238       1,533,212       1,516,827
         FHLB stock ..........................................         63,150          63,150          23,634          23,634

Financial liabilities:
         Deposits ............................................      1,542,162       1,539,645       1,266,615       1,264,143
         Securities sold under agreements to repurchase ......        364,000         373,402         340,788         340,788
         Advances from the FHLB ..............................      1,198,000       1,219,404         472,000         473,523
         Senior debt .........................................             --              --          11,113          11,113
Financial instruments:
         Interest rate swaps .................................             --              --              --              (7)
         Interest rate corridors .............................            266            (236)            481             138



          The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

               - Cash and Cash Equivalents - The carrying amount approximates the fair value for cash and short-term investments.

               - Securities Available-for-Sale - Fair value is based on quoted market prices or dealer quotes.

               - Mortgage-Backed Securities - Fair value is based on quoted market prices or dealer quotes.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               - Loans Receivable - For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of multifamily and commercial real estate loans is estimated by discounting the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity. Impaired loans are valued based upon the fair value of underlying collateral, if collateral dependent or alternatively, the present value of expected cash flows using the loan's original implicit loan interest rate.

               - FHLB Stock - The carrying amount of FHLB Stock approximates its fair value.

               - Deposit - The fair values of NOW accounts, passbook accounts and money market accounts withdrawable on demand without penalty are, by definition, equal to the amount withdrawable on demand at the reporting date, which is their carrying amount. The fair value of term certificates of deposit, all of which are fixed maturity bearing a fixed rate of interest, is estimated by discounting future projected cash flows at interest rates approximating interest rates currently offered by the Bank for similar types of certificates of deposit for similar remaining terms to maturity.

               - Securities Sold under Agreements to Repurchase - The fair value is estimated by discounting projected future cash flows at the current interest rates available to the Bank for Securities Sold Under Agreements to Repurchase with similar terms for similar remaining terms to maturity.

               - Senior Debt - The carrying amount of senior debt approximates its fair value.

               - Advances from the FHLB - The fair value is estimated by discounting projected future cash flows at the current advance interest rates available to the Bank for FHLB advances with similar terms for similar remaining terms to maturity.

               - Interest Rate Swaps, Caps and Corridors - The fair value of interest rate swaps is based upon dealer quotes or are estimated by discounting projected future cash flows at the current market interest rates for interest rate swaps of similar terms and counter party credit risk for the same remaining terms to maturity. The fair values of interest rate caps and corridors are also based upon dealer quotes or estimated using option pricing models utilizing current market consensus assumptions for interest rate caps and corridors of similar terms and strike or floor prices for the same remaining term to maturity.

(21)      REGULATORY CAPITAL REQUIREMENTS

               The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tangible capital (as defined in the regulations) to adjusted tangible assets (as defined) and Tier 1 capital (as defined in the regulations) to

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


          risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 1998, that the Bank met all capital adequacy requirements to which it is subject.

               As of December 31, 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum total risk-based ratio of 10%, Tier 1 risk-based ratio of 6% and Tier 1 leverage ratio of 5%. There are no conditions or events since that notification that management believes have changed the institution's category.

               While all insured institutions are required by OTS regulations to meet these minimum regulatory capital requirements, the Bank has regulatory Assistance Agreements which were entered into with the FSLIC as part of the Company's purchase of the Bank in 1987, and which provides for an additional $121.8 million of regulatory capital at December 31, 1998. Until the passage of FIRREA, the Bank met all capital requirements by including the additional Assistance Agreement capital amount in regulatory capital.

               The position of the OTS was and continues to be that under FIRREA, Assistance Agreements which provide additional regulatory capital, and/or capital forbearances are no longer in effect as of December 7, 1989. The OTS notified the Bank in 1990 that the additional Assistance Agreement capital amounts cannot be included in meeting the FIRREA capital requirements, and as a result thereof the OTS believed the Bank did not meet minimum FIRREA capital requirements. Management disagreed, and still disagrees, with the OTS, and attempted to preserve all of its rights and remedies under the Assistance Agreements. At December 31, 1998, the Bank met all minimum FIRREA regulatory capital requirements without inclusion of the additional Assistance Agreement capital amounts.

               To preserve its rights under the Assistance Agreement, in 1993 the Company and the Bank commenced a lawsuit against the United States Government for breach of contract and deprivation of property without just compensation or due process of law. The lawsuit seeks unspecified monetary compensation for damages sustained in meeting FIRREA mandated capital requirements and for the fair value of property taken, but does not seek reinstatement of the Assistance Agreement capital forbearance. While the outcome of the lawsuit cannot be determined at this time, it is management's opinion, based on the advice of external legal counsel, that the Bank's position has substantial legal merit.

               The ability of the Company to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank's ability to pay these dividends is dependent upon its earnings from operations and the adequacy of its regulatory capital. As a well capitalized institution, the maximum dividend allowable under statute is the higher of (i) 100% of the Bank's net income to date during the calendar year plus the amount that would reduce by one-half its capital surplus ratio at the beginning of the year or (ii) 75% of the previous four quarters of net earnings less dividends paid in such quarters. The OTS director must be notified of the proposed distribution.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               At December 31, 1998, and 1997, the Bank's regulatory capital calculations, computed by management both with and without inclusion of the additional capital provided for in the Bank's Assistance Agreements were as follows (dollars in thousands):


                                                       Regulatory Capital/Standard as of December 31, 1998
                                                     ---------------------------------------------------------
WITHOUT ADDITIONAL ASSISTANCE                       Tangible          Tier 1       Tier 1 Risk-    Total Risk-
AGREEMENT CAPITAL                                    Capital        Leverage           Based       Based Capital
----------------------------------------------     ---------       ---------       ---------       ---------
Stockholders' equity/GAAP capital ............     $ 179,357       $ 179,357       $ 179,357       $ 179,357
Adjustment for unrealized losses on securities
  available-for-sale .........................        13,609          13,609          13,609          13,609
Deduction for disallowed deferred tax assets .       (15,024)        (15,024)        (15,024)        (15,024)
Deduction for intangible assets ..............        (1,119)         (1,119)         (1,119)         (1,119)
Minority interest in subsidiary ..............        33,250          33,250          33,250          33,250
                                                   ---------       ---------       ---------       ---------

                  Total Tier 1 capital .......       210,073         210,073         210,073         210,073
Includable allowance for loan losses .........          --              --              --            16,143
                                                   ---------       ---------       ---------       ---------
                  Total capital ..............       210,073         210,073         210,073         226,216
Minimum capital requirement ..................        49,983         133,288          73,189         146,378
                                                   ---------       ---------       ---------       ---------

                  Regulatory capital excess ..     $ 160,090       $  76,785       $ 136,884       $  79,838
                                                   ---------       ---------       ---------       ---------
                                                   ---------       ---------       ---------       ---------

Capital ratios:
         Regulatory as reported ..............          6.30%           6.30%          11.48%          12.36%
         Minimum capital ratio ...............          1.50            4.00            4.00            8.00
                                                   ---------       ---------       ---------       ---------

                  Regulatory capital excess ..          4.80%           2.30%           7.48%           4.36%
                                                   ---------       ---------       ---------       ---------
                                                   ---------       ---------       ---------       ---------

WITH ADDITIONAL ASSISTANCE
AGREEMENT CAPITAL
----------------------------------------------
Regulatory capital as adjusted ...............     $ 331,873       $ 331,873       $ 331,873       $ 348,017
Minimum capital requirement (per above) ......        49,983         133,288          73,189         146,378
                                                   ---------       ---------       ---------       ---------

Regulatory capital excess ....................     $ 281,890       $ 198,585       $ 258,684       $ 201,639
                                                   ---------       ---------       ---------       ---------
                                                   ---------       ---------       ---------       ---------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


                                                    Regulatory Capital/Standard as of December 31, 1997
                                                ------------------------------------------------------------
WITHOUT ADDITIONAL ASSISTANCE                      Tangible        Tier 1     Tier 1 Risk-    Total Risk-
AGREEMENT CAPITAL                                  Capital        Leverage        Based      Based Capital
--------------------------------------------    -------------   ------------  ------------   ---------------
                                                                    (Dollars in thousands)
Stockholders' equity/GAAP capital ..........     $  90,571       $  90,571       $  90,571       $  90,571
Adjustment for unrealized losses on
  securities available-for-sale ............         1,974           1,974           1,974           1,974
Deduction for direct real estate investments        (1,908)         (1,908)         (1,908)         (1,908)
Deduction for intangible assets ............          (529)           (529)           (529)           (529)
Minority interest in subsidiary ............        30,033          30,033          30,033          30,033
                                                 ---------       ---------       ---------       ---------

      Total Tier 1 capital .................       120,141         120,141         120,141         120,141

Includable allowance for loan losses .......          --              --              --            13,988
                                                 ---------       ---------       ---------       ---------
      Total capital ........................       120,141         120,141         120,141         134,129
Minimum capital requirement ................        33,188          88,501          44,738          89,475
                                                 ---------       ---------       ---------       ---------

      Regulatory capital excess ............     $  86,953       $  31,640       $  75,403       $  44,654
                                                 ---------       ---------       ---------       ---------
                                                 ---------       ---------       ---------       ---------

Capital ratios:
  Regulatory as reported ...................          5.43%           5.43%          10.74%          11.99%
  Minimum capital ratio ....................          1.50            4.00            4.00            8.00
                                                 ---------       ---------       ---------       ---------

      Regulatory capital excess.............          3.93%           1.43%           6.74%           3.99%
                                                 ---------       ---------       ---------       ---------
                                                 ---------       ---------       ---------       ---------


WITH ADDITIONAL ASSISTANCE
AGREEMENT CAPITAL
--------------------------------------------
Regulatory capital as adjusted .............     $ 244,841       $ 244,841       $ 244,841       $ 258,829
Minimum capital requirement (per above) ....        33,188          88,501          44,738          89,475
                                                 ---------       ---------       ---------       ---------

Regulatory capital excess ..................     $ 211,653       $ 156,340       $ 200,103       $ 169,354
                                                 ---------       ---------       ---------       ---------
                                                 ---------       ---------       ---------       ---------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996




(22)      CONDENSED FINANCIAL INFORMATION OF PBOC HOLDINGS, INC.:

               The condensed unconsolidated balance sheets of the Company at December 31, 1998 and 1997, were as follows:


                                                                                         1998        1997
                                                                                     --------     -------
                                                                                    (Dollars in thousands)
                                       ASSETS
Cash ...........................................................................     $  1,804     $   155
Investment in subsidiary .......................................................      179,357      90,571
                                                                                     --------     -------
         Total assets ..........................................................     $181,161     $90,726
                                                                                     --------     -------
                                                                                     --------     -------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accrued expenses and other liabilities ................................     $    555     $    11
         Senior debt, net ......................................................         --        11,113
                                                                                     --------     -------
                  Total liabilities ............................................          555      11,124
Total stockholders' equity .....................................................      180,606      79,602
                                                                                     --------     -------

                  Total liabilities and stockholders' equity ...................     $181,161     $90,726
                                                                                     --------     -------
                                                                                     --------     -------


               The condensed unconsolidated statements of operations of the Company for the years ended December 31, 1998, 1997 and 1996, are as follows:


                                                                                        1998         1997         1996
                                                                                    --------      -------     --------
                                                                                            (Dollars in thousands)
Income:
         Cash dividends from subsidiary ........................................    $    200      $ 2,100     $   --
         Interest income .......................................................         259         --           --
         Other income ..........................................................         (64)        --           --
         Service fee income ....................................................        --           --          1,118
                                                                                    --------      -------     --------
                                                                                         395        2,100        1,118

Expense:
         Interest on senior debt ...............................................         445        1,272        1,160
         General and administrative expenses ...................................         284           30        1,012
                                                                                    --------      -------     --------
                                                                                         729        1,302        2,172

Earnings (loss) before undistributed earnings of subsidiary ....................        (334)         798       (1,054)
Equity in undistributed earnings of subsidiary .................................      11,237       10,144       13,598
                                                                                    --------      -------     --------


                  Net earnings .................................................    $ 10,903      $10,942     $ 12,544
                                                                                    --------      -------     --------
                                                                                    --------      -------     --------


               The Company relies upon the Bank for dividends to support its operations. Absent these dividends, the Company must rely upon its stockholders to support its activities. The ability of the Bank to pay dividends is dependent upon its ability to maintain minimum capital requirements and profitability.

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


               The condensed unconsolidated statements of cash flows of the Company for the years ended December 31, 1998, 1997 and 1996 are as follows (dollars in thousands):


                                                                                       1998          1997          1996
                                                                                  ---------      --------      --------
Cash flows from operations activities:
   Net earnings .............................................................     $  10,903      $ 10,942      $ 12,544
   Adjustment to reconcile net loss to net cash used in operating activities:
            Increase in accrued expenses ....................................           544           (33)         (175)
            Decrease in accrued interest payable ............................           257          (393)         --
            Interest deferred and added to senior debt ......................          --            --           1,165
            Equity in undistributed (income) of subsidiary ..................       (11,237)      (10,144)      (13,598)
                                                                                  ---------      --------      --------
                Net cash provided by (used) in operating activities .........           467           372           (64)
                                                                                  ---------      --------      --------
Cash flows from financing activities:
   Proceeds from Offering ...................................................       129,611          --            --
   Payment of other borrowings ..............................................       (11,370)         --            --
   Capital investment in subsidiary .........................................       (89,307)         --            --
   Purchases of treasury stock ..............................................        (8,308)         --            --
   Retirement of preferred stock ............................................            (5)         --            --
   Dividends paid ...........................................................       (19,439)         --            --
   Cash contributions to additional paid-in capital .........................          --              21           102
   Payment on senior debt ...................................................          --            (285)         --
                                                                                  ---------      --------      --------
                Net cash provided by (used in) financing activities .........         1,182          (264)          102
                                                                                  ---------      --------      --------
Net decrease (increase) in cash and cash equivalents ........................         1,649           108            38
Cash and cash equivalents at beginning of period ............................           155            47             9
                                                                                  ---------      --------      --------
Cash and cash equivalents at end of period ..................................     $   1,804      $    155      $     47
                                                                                  ---------      --------      --------
                                                                                  ---------      --------      --------

                               PBOC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(23)      QUARTERLY RESULTS OF OPERATIONS

               The following table presents results of operations by quarter for 1998 and 1997:


                                                               Quarters Ended
                                               --------------------------------------------------
                                                March 31     June 30    September 30  December 31
                                               ---------    --------   -------------  -----------
                                                     (In thousands, except per share data)
1998
Total interest income ....................     $ 38,944      $ 37,149      $51,979     $ 52,801
Total interest expense ...................       28,771        30,787       40,647       40,153
                                               --------      --------      -------     --------
         Net interest income .............       10,173         6,362       11,332       12,648
Provision for loan losses ................          450           450          450          650
                                               --------      --------      -------     --------
Net interest income after provision for
  loan losses.............................        9,723         5,912       10,882       11,998
Gain on sale of mortgage-backed securities          323          --            937          422
Other income .............................          535         2,411          851          957
Operating expenses .......................        7,680        23,240        6,999        9,043
                                               --------      --------      -------     --------
Earnings (loss) before income taxes
  (benefit) ..............................        2,901       (14,917)       5,671        4,334
Income tax (benefit) .....................         --          (9,390)        --         (7,000)
Minority interest ........................          869           869          869          869
                                               --------      --------      -------     --------
         Net earnings  (loss) ............     $  2,032      $ (6,446)     $ 4,852     $ 10,465
                                               --------      --------      -------     --------
                                               --------      --------      -------     --------
Net earnings (loss) per common share,
         basic and diluted ...............     $   0.18      $  (0.57)     $  0.22     $   0.50
                                               --------      --------      -------     --------
                                               --------      --------      -------     --------
1997
Total interest income ....................     $ 30,701      $ 30,717      $32,342     $ 37,219
Total interest expense ...................       22,372        22,823       24,124       27,886
                                               --------      --------      -------     --------
         Net interest income .............        8,329         7,894        8,218        9,333
Provision for loan losses ................          422           233          450          941
                                               --------      --------      -------     --------
Net interest income after provision for
  loan losses.............................        7,907         7,661        7,768        8,392
Gain on sale of mortgage-backed securities           40            82          469          684
Other income .............................        4,297           425          289       (1,169)
Operating expenses .......................        7,156         6,970        7,252        8,165
                                               --------      --------      -------     --------
Earnings before income taxes .............        5,088         1,198        1,274         (258)
Income tax benefit .......................         --            --           --         (4,499)
                                               --------      --------      -------     --------
Minority interest ........................         --            --           --            859
         Net earnings ....................     $  5,088      $  1,198      $ 1,274     $  3,382
                                               --------      --------      -------     --------
                                               --------      --------      -------     --------
Net earnings  (loss) per common share
         basic and diluted ...............     $   1.15      $  (0.57)     $ (0.06)    $   0.61
                                               --------      --------      -------     --------
                                               --------      --------      -------     --------


(24)      GOODWILL LITIGATION AND SHAREHOLDER RIGHTS AGREEMENT

               As discussed in Note (21) above, the Company and the Bank have filed a lawsuit against the United States Government with regard to supervisory and accounting goodwill which were eliminated by FIRREA. To date, there have been no material settlement discussions to resolve the litigation and no trial date has been set. While the outcome of the lawsuit cannot be determined at this time, management believes that, based on the advice of outside legal counsel, that the Bank's position has substantial merit.

               In May, 1997, a former preferred stockholder of the Company and the Bank filed a lawsuit against the Company, the Bank and certain other parties seeking to participate in any recovery against the government in the goodwill litigation. The Company intends to defend this action vigorously.

               The Company completed an Offering in May, 1998. In connection with this Offering, the Company, the Bank and each of the Material Stockholders (i.e., the Bishop Estate, BIL Securities and Arbur) entered into a Shareholder Rights Agreement (the "Agreement") which entitles the Material Stockholders to 95% of any recovery against the government in the goodwill litigation. The remaining 5% will be retained by the Company and/or the Bank. As defined in the Agreement, the litigation recovery to be distributed will equal cash payments received by the Company and/or Bank in the litigation, after deduction of legal and other expenses incurred in the litigation and any income tax liability of the Company or Bank incurred as a result of the recovery.

               The Agreement provides that the Material Stockholders' claim to 95% of any litigation recovery by the Company or Bank is documented in the form of goodwill participation rights. To the extent the Company is prohibited from distributing a recovery payment, or any portion thereof, or cannot do so because the Bank is prohibited from making a distribution to the Company, the Company shall, upon the written request of any Material Stockholder, issue to such Material Stockholder preferred stock of the Company with an aggregate liquidation preference equal in value to the recovery payment or portion thereof which the Company shall have been prohibited from distributing (the "Recovery Payment Preferred"). The Company shall issue the Recovery Payment Preferred upon surrender to the Company of such Material Stockholder's rights. The stated value of each share of Recovery Payment Preferred shall be $1,000. The holders of the Recovery Payment Preferred shall be entitled to receive cumulative preferential cash dividends payable quarterly at a fixed rate per share of 9 3/4% per annum.

               As long as any Recovery Payment Preferred remains outstanding, no dividend shall be declared or paid on the Company's Common Stock and no shares of Common Stock shall be redeemed or purchased by the Company unless all cumulative dividends on all outstanding shares of Recovery Payment Preferred have been paid. In the event of any dissolution, liquidation or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Recovery Payment Preferred shall be entitled to receive, out of the net assets of the Company available for distribution to its stockholders and before any distribution shall be made to the holders of Common Stock, an amount equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on each share of Recovery Payment Preferred.

               The Company shall have the right, at its option, to redeem at any time the Recovery Payment Preferred Stock, in whole or in part, upon payment in cash with respect to each share of Recovery Payment Preferred redeemed at $1,000 per share, plus an amount equal to all dividends accrued and unpaid thereon to the date fixed for redemption.

               The Agreement also established a Litigation Committee of the Company's Board of Directors which will oversee the goodwill litigation and related litigation with the former preferred stockholder and make final decisions relating to any dismissal, settlement or termination of the litigation. The Agreement further provides that the Material Stockholders shall indemnify the Company and/or the Bank for 95% of the liability incurred by the Company or Bank in the claim by the former preferred stockholder or other parties which challenges the validity of the Agreement.



ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999 from pages 3 to 5, 7 and 14. Such Proxy Statement was filed with the SEC on March 22, 1999 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to Directors and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement from pages 5 to 7, 8 to 14 and 17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement from pages 15 to 16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement from page 18.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Document filed as part of this Report.

     (1) The Consolidated Financial Statements are contained herein as listed on the "Index" on page 70 hereof.

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

--------------------------------------------------------------------------------
NO.                 DESCRIPTION


3.1        Amended and Restated Certificate of Incorporation of PBOC Holdings,
           Inc.
3.2        Bylaws of PBOC Holdings, Inc.
4          Stock Certificate of PBOC Holdings, Inc. (1)
10.1       Employment Agreement between PBOC Holdings, Inc.,
           People's Bank of California and Rudolf P. Guenzel
10.2       Employment Agreement between PBOC Holdings, Inc.,
           People's Bank of California and J. Michael Holmes
10.3       Employment Agreement between PBOC Holdings, Inc.,
           People's Bank of California and William W. Flader
10.4 Employment Agreement between the People's Bank of California and Doreen J. Blauschild (1)
10.5       Deferred Compensation Plan
10.6       Grantor Trust
10.7       Shareholder Rights Agreement
10.8       Stockholders' Agreement
21         Subsidiaries of the Registrant - Reference is made to "ITEM 1.
           BUSINESS" for the Required
           information
27         Financial Data Schedule




---------------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

(3)(b)  Reports filed on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    By: /s/RUDOLF P. GUENZEL
                                        --------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /S/RUDOLF P. GUENZEL                                            March 15, 1999
---------------------------------------------------
Rudolf P. Guenzel,
President and Chief Executive Officer and  Director
  (Principal Executive Officer)


  /S/J. MICHAEL HOLMES                                            March 15, 1999
---------------------------------------------------
J. Michael Holmes
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer) and Director


  /S/MURRAY KALIS                                                 March 15, 1999
---------------------------------------------------
Murray Kalis
Director


  /S/GERARD JERVIS                                                March 15, 1999
---------------------------------------------------
Gerard Jervis
Director


  /S/ROBERT W. MACDONALD                                          March 15, 1999
---------------------------------------------------
Robert W. MacDonald
Director


  /S/JOHN F. DAVIS                                                March 15, 1999
---------------------------------------------------
John F. Davis
Director