Form 10-Q
period 1999-03-31
PBOC HOLDINGS INC
filed 1999-05-11
CIK 1057672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER: 000-24215

                               PBOC HOLDINGS, INC.

               DELAWARE                                    33-0220233
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

                             5900 WILSHIRE BOULEVARD
                          LOS ANGELES, CALIFORNIA 90036
                                 (323) 938-6300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes /X/  No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

               CLASS                       SHARES OUTSTANDING AT APRIL 30, 1999
               -----                       ------------------------------------
    Common Stock, $.01 par value                         20,423,705








--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        PBOC HOLDINGS, INC.
                                                             FORM 10-Q

                                                         TABLE OF CONTENTS



                                                 PART I -- FINANCIAL INFORMATION

                                                                                                                  PAGE
                                                                                                                  ----
ITEM 1.      FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition - March 31, 1999
                and December 31, 1998.........................................................................       3

                Consolidated Statements of Operations - Three months ended
                March 31, 1999 and 1998.......................................................................       4

                Consolidated Statements of Comprehensive Earnings  - Three months ended
                March 31, 1999 and 1998.......................................................................       5

                Consolidated Statements of Cash Flows - Three months ended March 31, 1999
                and 1998......................................................................................       6

                Notes to Consolidated Financial Statements....................................................       7


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................................................       8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................      19

                                                    PART II -- OTHER INFORMATION

ITEMS 1-5    NOT APPLICABLE...................................................................................      20

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             SIGNATURES.......................................................................................   20-21




                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          MARCH 31,       DECEMBER 31,
                                                                            1999              1998
                                                                        -------------   --------------
                                 ASSETS
Cash and cash equivalents ..........................................     $    24,031      $    22,401
Federal funds sold .................................................          54,000           24,000
Securities purchased under agreements to resell ....................          78,000             --
Securities available-for-sale, at estimated market values ..........         967,131        1,004,937
Mortgage-backed securities held-to-maturity, market values $6,073 at
  March 31, 1999 and $6,372 at December 31, 1998 ...................           6,006            6,282
Loans receivable, net ..............................................       2,103,645        2,148,857
Real estate and other repossessed assets held for sale, net ........           4,905            2,723
Premises and equipment, net ........................................           6,892            7,212
Federal Home Loan Bank stock, at cost ..............................          64,000           63,150
Accrued interest receivable ........................................          17,212           17,607
Other assets .......................................................          35,192           37,858
                                                                         -----------      -----------
         Total assets ..............................................     $ 3,361,014      $ 3,335,027
                                                                         -----------      -----------
                                                                         -----------      -----------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ...........................................................     $ 1,583,509      $ 1,542,162
Securities sold under agreements to repurchase .....................         364,000          364,000
Advances from Federal Home Loan Bank ...............................       1,184,000        1,198,000
Accrued expenses and other liabilities .............................          16,648           17,009
                                                                         -----------      -----------
         Total liabilities .........................................       3,148,157        3,121,171
                                                                         -----------      -----------

Minority interest ..................................................          33,250           33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 25,000,000 shares:
       none issued and outstanding .................................            --               --
    Common stock, par value $.01 per share. Authorized
         75,000,000 shares; issued 21,876,205 shares; and
         outstanding 20,423,705 and 21,041,205 shares ..............             219              219
   Treasury stock, at cost (1,452,500 shares and 835,000 shares) ...         (14,460)          (8,308)
   Additional paid-in capital ......................................         259,207          259,207
   Unrealized losses on securities available-for-sale ..............         (14,786)         (13,611)
   Minimum pension liability, net of tax ...........................            (414)            (414)
   Accumulated deficit .............................................         (50,159)         (56,487)
                                                                         -----------      -----------
         Total stockholders' equity ................................         179,607          180,606
                                                                         -----------      -----------
         Total liabilities and stockholders' equity ................     $ 3,361,014      $ 3,335,027
                                                                         -----------      -----------
                                                                         -----------      -----------

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                      1999            1998
                                                                 -------------   --------------
  Interest, fees and dividend income:
     Short term investments .................................     $        274      $        355
     Securities purchased under agreements to resell ........               11              --
     Investment securities ..................................            6,364             2,148
     Mortgage-backed securities .............................            8,134             7,789
     Loans receivable .......................................           38,192            28,278
     Federal Home Loan Bank stock ...........................              808               374
                                                                  ------------      ------------
          Total interest, fees and dividend income ..........           53,783            38,944
                                                                  ------------      ------------
  Interest expense:
     Deposits ...............................................           17,956            16,128
     Advances from the Federal Home Loan Bank ...............           15,897             7,631
     Securities sold under agreements to repurchase .........            5,101             4,658
     Senior debt ............................................             --                 299
     Hedging costs, net .....................................               47                55
                                                                  ------------      ------------
          Total interest expense ............................           39,001            28,771
                                                                  ------------      ------------
  Net interest income .......................................           14,782            10,173
     Provision for loan losses ..............................            1,050               450
                                                                  ------------      ------------
          Net interest income after provision for loan losses           13,732             9,723
                                                                  ------------      ------------
  Other income:
     Loan service and loan related fees .....................                6                 5
     Gain on mortgage-backed securities sales, net ..........              121               323
     Gain on loan sales, net ................................               49              --
     Income (loss) from real estate operations, net .........               60              (148)
     Other income ...........................................              705               678
                                                                  ------------      ------------
          Total other income ................................              941               858
  Operating expenses:
     Personnel and benefits .................................            3,926             2,907
     Occupancy ..............................................            2,206             2,030
     FDIC insurance .........................................              334             1,116
     Professional services ..................................              266               340
     Office related expenses ................................            1,127             1,013
     Other ..................................................              617               274
                                                                  ------------      ------------
          Total operating expenses ..........................            8,476             7,680
                                                                  ------------      ------------
  Earnings before income taxes and minority interest ........            6,197             2,901
  Income tax (benefit) ......................................           (1,000)             --
                                                                  ------------      ------------
  Earnings before minority interest .........................            7,197             2,901
  Minority interest .........................................              869               869
                                                                  ------------      ------------
          Net earnings ......................................            6,328             2,032
  Dividends on preferred stock ..............................             --               1,451
                                                                  ------------      ------------
          Net earnings available to common stockholders......     $      6,328      $        581
                                                                  ------------      ------------
                                                                  ------------      ------------
  Earnings per share basic and diluted ......................     $       0.30      $       0.18
  Weighted average shares outstanding .......................       20,757,733         3,152,054

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                 1999        1998
                                                             ------------ ------------

Net earnings .............................................     $ 6,328      $ 2,032
Other comprehensive earnings (loss):
   Unrealized (loss) on securities available-for-sale ....      (1,296)      (1,440)

   Reclassification of realized gains included in earnings         121          323
                                                               -------      -------
   Other comprehensive earnings (loss) ...................      (1,175)      (1,117)
                                                               -------      -------
Comprehensive earnings ...................................     $ 5,153      $   915
                                                               -------      -------
                                                               -------      -------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                         1999          1998
                                                                                    ------------   ------------
                                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
    Net earnings ................................................................     $   6,328      $   2,032
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Provision for loan losses ...............................................         1,050            450
        Depreciation ............................................................           416            332
        Decrease in valuation allowance .........................................         1,000           --
        Amortization/accretion of premiums, discounts and deferred fees .........         4,383          1,681
        Amortization of purchase accounting intangibles .........................            45             45
        Gain on sale of mortgage-backed securities available-for-sale ...........          (121)          (323)
        Gain on sale of real estate owned .......................................          (107)          (124)
        FHLB stock dividend .....................................................          (850)          --
        Decrease in accrued interest receivable .................................           395            136
        Increase (decrease) in accrued interest payable .........................           (12)           785
        Increase (decrease) in other assets .....................................         1,640        (12,544)
        Amortization for discontinued lease operations ..........................            13             17
        Decrease in accrued expenses ............................................          (362)           (68)
        Gain on sale of loans ...................................................           (49)          --
        Amortization of goodwill ................................................            26             14
                                                                                      ---------      ---------
        Net cash (used in) provided by operating activities .....................        13,795         (7,567)
                                                                                      ---------      ---------
Cash flows from investing activities:
    (Increase) in securities purchased under agreements to resell ...............       (78,000)          --
    Proceeds from sales of  mortgage-backed securities available-for-sale .......        92,439        156,569
    Proceeds from sale of loans .................................................        92,546            357
    Investment and mortgage-backed securities principal repayments and maturities        44,600         32,557
    Loan originations, net of repayments ........................................       (27,427)        27,396
    Purchases of investments and mortgage-backed securities available-for-sale ..      (101,583)      (144,402)
    Purchases of loans ..........................................................       (27,476)      (117,215)
    Cost capitalized on real estate, net of insurance settlements ...............             8            (68)
    Proceeds from the sale of real estate .......................................         1,674            959
    Purchases of premises and equipment .........................................          (141)          (831)
    Purchase of FHLB stock ......................................................          --           (5,966)
                                                                                      ---------      ---------
    Net cash used in investing activities .......................................        (3,360)       (50,644)
                                                                                      ---------      ---------
Cash flows from financing activities:
    Purchases of treasury stock .................................................        (6,152)          --
    Net increase  in deposits ...................................................        41,347         17,771
    Net decrease in securities sold under agreements to repurchase ..............          --          (67,632)
    Issuance of FHLB advances ...................................................       196,500        392,000
    Repayments of FHLB advances .................................................      (210,500)      (287,000)
    Increase in other borrowings ................................................          --              111
    Decrease in minority interest ...............................................          --             (439)
                                                                                      ---------      ---------
    Net cash provided by  financing activities ..................................        21,195         54,811
                                                                                      ---------      ---------
Net change in cash ..............................................................        31,630         (3,400)
Cash and cash equivalents at beginning of period ................................        46,401         21,117
                                                                                      ---------      ---------
Cash and cash equivalents at end of period ......................................     $  78,031      $  17,717
                                                                                      ---------      ---------
                                                                                      ---------      ---------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ..................................................................     $  39,013      $  27,745
                                                                                      ---------      ---------
                                                                                      ---------      ---------
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate ......................................................     $   3,757      $   3,246
    Loans originated in connection with sale of foreclosed real estate ..........     $    --        $     257
    Transfer of loans held for investment to loans held for sale ................     $  92,497      $     357
                                                                                      ---------      ---------
                                                                                      ---------      ---------

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


2.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.   EARNINGS PER SHARE

         During the year ended December 31, 1997, the Company adopted SFAS No.128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

         On March 20, 1998 and April 20, 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation to
(i) increase the number of authorized shares of common stock from 500,000 to 75,000,000 and (ii) effect a 32 for 1 stock split of the issued common stock of the Company prior to the commencement of the Company's initial public offering.

         On September 2, 1998, the Board of Directors of the Company authorized the repurchase of up to 1 million shares of the Company's common stock to be effected from time to time in open-market or privately-negotiated transactions. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares. Through March 31, 1999, the Company had repurchased 1,452,500 shares pursuant to these programs for a total purchase price of $14.5 million. The shares are held as treasury shares and reduce the weighted average number of shares outstanding.

         Earnings per share is calculated by taking the net earnings available to the common stockholders and dividing by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock for the three months ended March 31, 1999 and 1998 were 20,757,733 and 3,152,054, respectively, for both basic and diluted earnings per share. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's then outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above.

4.       STOCK OPTION PLAN

         On January 25, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan") which is designed to improve the growth and profitability of the Company and its subsidiaries by providing employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and its subsidiaries. Options to acquire 1,018,000 shares of Common Stock were awarded to officers and key employees of the Company and the Bank with an exercise price of $13.75, which was in excess of the fair value of the Common Stock on the date of grant. A total of 1,020,390 shares of Common Stock was reserved for future issuance pursuant to the Plan. The Plan was approved by the Company's shareholders on April 26, 1999. The shares granted under Company's Plan were not considered in earnings per share calculations since these shares are not dilutive.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that adoption of SFAS 133 will not have a material impact on the Company's financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         WHEN USED IN THIS FORM 10-Q OR FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), IN THE COMPANY'S PRESS RELEASES OR OTHER PUBLIC OR STOCKHOLDER COMMUNICATIONS, OR IN ORAL STATEMENTS MADE WITH AN APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WOULD BE", "WILL ALLOW", "INTENDS TO", "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

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


FINANCIAL CONDITION

         The Company had consolidated total assets of $3.4 billion at March 31, 1999, an increase of $26.0 million from December 31, 1998. The increase was primarily attributable to loan originations of $187.7 million and loan purchases of $27.5 million. This increase was offset by a loan sale of $92.5 million and loan repayments of $161.2 million during the March 31, 1999 quarter. Securities available-for-sale also decreased by $37.8 million, primarily due to sales. Federal funds sold and securities purchased under agreements to resell increased $108.0 million due to excess funds at quarter end as a result of loan and security sales. The increase in earning assets was funded by deposits, which increased by $41.3 million, primarily as a result of an expanded business customer deposit base. The Company's stockholders' equity decreased by $999,000 to $179.6 million at March 31, 1999. This decrease was mainly due to stock repurchases of $6.2 million during the first quarter of 1999.

RESULTS OF OPERATIONS

         The Company earned $6.3 million for the first quarter ended March 31, 1999, compared to net earnings of $2.0 million, before preferred dividends of $1.5 million, for the first quarter ended March 31,1998, The Company's basic and diluted earnings per common share amounted to $0.30 and $0.18 during the quarters ended March 31, 1999 and 1998, respectively. The Company's preferred stock was redeemed in May 1998 in connection with the initial public offering.

         The Company's return on equity amounted to 14.25% for the three months ended March 31, 1999, compared to 10.40% for the three months ended
March 31, 1998.

NET INTEREST INCOME

         Net interest income increased by $4.6 million or 45.3% during the quarter ended March 31, 1999 over the comparable 1998 quarter. This increase was primarily due to loan growth and the investment of the proceeds from the Company's initial public offering in May 1998.

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

                                                                      THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------------------------------
                                                       1999                                               1998
                                      -------------------------------------------    --------------------------------------------
                                         AVERAGE                       AVERAGE          AVERAGE                       AVERAGE
                                         BALANCE      INTEREST       YIELD/COST         BALANCE          INTEREST    YIELD/COST
                                      --------------  ----------     ------------    --------------     ----------- -------------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)...........        $2,145,058      $ 38,192        7.12%        $1,520,672        $ 28,278       7.44%
  Mortgage-backed securities (2)           604,899         8,134        5.38            507,773           7,789       6.14
  Other interest-earning assets (3)        506,823         7,457        5.89            176,634           2,877       6.53
                                      --------------  ----------                   ---------------   ------------
       Total interest-earning
         assets.................         3,256,780        53,783        6.61%         2,205,079          38,944       7.07%
                                                      ----------      --------                        ------------  -------
                                                                      --------                                      -------
Non-interest-earning assets.....            69,613                                       68,930
                                      --------------                               ---------------
       Total assets.............        $3,326,393                                   $2,274,009
                                      --------------                               ---------------
                                      --------------                               ---------------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4).....       $   354,822         3,025        3.46%       $   345,620           3,100       3.64%
    Term certificates of deposit         1,122,560        14,931        5.39            934,261          13,028       5.66
                                      --------------  ----------                   ---------------    ------------
       Total deposits...........         1,477,382        17,956        4.93          1,279,881          16,128       5.11
  Senior debt...................                --            --          --             11,168             299      10.86
  Other borrowings..............         1,551,847        20,998        5.49            865,152          12,289       5.76
  Hedging costs.................                --            47                             --              55
                                      --------------  ----------                   ---------------    ------------
       Total interest-bearing
         liabilities............         3,029,229        39,001        5.22%         2,156,201          28,771       5.41%
                                                      ----------      --------                        ------------  -------
                                                                      --------                                      -------
Non-interest-bearing liabilities           117,107                                       38,553
                                      --------------                               ---------------
       Total liabilities........         3,146,336                                    2,194,754
Stockholders' equity............           180,057                                       79,255
                                      --------------                               ---------------
       Total liabilities and
         stockholders' equity...        $3,326,393                                   $2,274,009
                                      --------------                               ---------------
                                      --------------                               ---------------
Net interest-earning assets.....       $   227,551                                 $     48,878
                                      --------------                               ---------------
                                      --------------                               ---------------
Net interest income/interest rate
     spread.....................                        $ 14,782        1.39%                          $ 10,173       1.66%
                                                      ----------    -----------                       ------------ ------------
                                                      ----------    -----------                       ------------ ------------

Net interest margin.............                                        1.82%                                         1.85%
                                                                    -----------                                    ------------
                                                                    -----------                                    ------------
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities........                                      107.51%                                       102.27%
                                                                    -----------                                    ------------
                                                                    -----------                                    ------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.
(4)  Includes passbook, NOW and money market accounts.

         The Company's interest rate spread was 1.39% for the first quarter of 1999, a decrease of 27 basis points compared to 1.66% for the same period in 1998. The decrease in interest rate spread is mainly due to a decrease in the Bank's yield on mortgage-backed securities and loans receivable, which was caused by a decline in mortgage rates and an increase in refinancing activities.

         The Company's net interest margin was 1.82% for the first quarter of 1999, a decrease of 3 basis points compared to 1.85% for the same period in 1998. This decrease in net interest margin was mainly due to lower yields on investment and mortgage backed securities.

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


                                                            THREE MONTHS ENDED MARCH 31, 1999
                                                                COMPARED TO MARCH 31, 1998
                                                                      (IN THOUSANDS)
                                                   ---------------------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                                   -----------------------------------------------------
                                                                                                             TOTAL NET
                                                          RATE            VOLUME         RATE/VOLUME    INCREASE/(DECREASE)
                                                          ----            ------         -----------    -------------------
Interest-earning assets:
  Loans receivable.............................        $  (1,203)        $  11,611        $    (494)         $     9,914
  Mortgage-backed securities...................             (961)            1,490             (184)                 345
  Other interest-earning assets ...............             (226)            4,338              468                4,580
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
    earning assets ............................           (2,390)           17,439             (210)              14,839
                                                   ---------------------------------------------------------------------------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................             (154)               83               (4)                 (75)
       Term certificates of  deposit...........             (607)            2,627             (117)               1,903
                                                   ---------------------------------------------------------------------------
         Total deposits........................             (761)            2,710             (121)               1,828

    Senior debt................................               --              (299)              --                 (299)
    Other borrowings...........................             (585)            9,756             (462)               8,709
    Hedging costs..............................               --                --               (8)                  (8)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
    bearing liabilities........................           (1,346)           12,167             (591)              10,230
                                                   ---------------------------------------------------------------------------

Change in net interest income..................       $   (1,044)       $    5,272        $     381           $    4,609
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $600,000 for the quarter ended March 31, 1999, compared to the same period in 1998. This increase was primarily due to loan portfolio growth and change in current portfolio mix to a higher proportion of consumer and commercial loans. At March 31, 1999, the Company's allowance for loan losses amounted to $18.8 million, or 0.88% of total gross loans, and 250.78% of total non-performing loans.

OTHER INCOME

         The Company's total other income increased by $83,000 during the quarter ended March 31, 1999 compared to the same period in 1998, primarily due to an increase of $208,000 in income from real estate operations and a gain on loan sale of $49,000. This increase was partially offset by a $202,000 decrease in gain on sales of mortgage backed securities.

OPERATING EXPENSES

         The Company's total operating expenses increased by $796,000, or 10.4%, during the March 31, 1999 quarter versus the comparable quarter in 1998. The increase was primarily a result of a $1.0 million increase in personnel and benefits cost, which reflects the Company's expansion of consumer and commercial lending. This increase was partially offset by a $782,000 decrease in FDIC insurance premiums reflecting a lower assessment rate currently in effect.

         During the March 1999 quarter, the Company realized a $1.0 million income tax benefit which resulted from an increase in its deferred tax assets which the Company expects will be realizable in future periods.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999, based on the information and assumptions set forth in notes below.

                                                                             MORE THAN      MORE THAN
                                                              THREE TO       ONE YEAR      THREE YEARS
                                            WITHIN THREE       TWELVE           TO           TO FIVE      OVER FIVE
                                               MONTHS          MONTHS       THREE YEARS       YEARS         YEARS        TOTAL
                                               ------          ------       -----------       -----         -----        -----
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets: (1)
  Loans receivable(2)......................
     Single-family residential loans:
        Fixed..............................   $    31,554     $  145,098      $  271,163      $ 189,937   $ 376,477     $1,014,229
        Adjustable ........................       198,443        118,361          32,013         17,078          --        365,895
     Multi-family residential:
        Fixed..............................           894          4,197          10,450          8,287      13,345         37,173
        Adjustable ........................       303,624          4,983          13,727             --          --        322,334
     Commercial, industrial and land:
        Fixed..............................         3,606         16,909          35,630         27,931      68,790        152,866
        Adjustable ........................        64,825          8,340             191            553          --         73,909
     Other loans(3)........................        68,723         16,642          36,329         43,337       9,078        174,109
  Mortgage-backed and other securities (4).       115,131         38,477          11,133         65,288     389,080        619,109
  Other interest-earning assets (5)........       447,345         14,446              --             --     103,023        564,814
                                           -----------------------------------------------------------------------------------------
             Total.........................    $1,234,145     $  367,453      $  410,636      $ 352,411   $ 959,793     $3,324,438
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Deposits:
      NOW accounts.........................       175,537             --              --             --          --        175,537
      Passbook accounts....................       133,678             --              --             --          --        133,678
      Money market accounts................       130,368             --              --             --          --        130,368
      Term certificates of deposit.........       269,668        730,552         129,184         14,367         155      1,143,926
  Other borrowings.........................            --         75,000         264,000        849,000     360,000      1,548,000
                                           -----------------------------------------------------------------------------------------
             Total.........................    $  709,251     $  805,552      $  393,184      $ 863,367   $ 360,155     $3,131,509
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Excess (deficiency) of interest earning
    assets over interest-bearing
    liabilities............................       524,894       (438,099)        (17,452)      (510,956)    599,638        192,929
Excess (deficiency) of interest-earning
    assets over interest-bearing
    liabilities as a percent of
    total assets...........................         15.62%        (13.03)%          0.52%        (15.20%)     17.84%          5.74%
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
    interest-earning assets over
    interest-bearing liabilities...........       524,894         86,795         104,247       (406,709)    192,929
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------
Cumulative excess (deficiency) of
    interest-earning assets over
    interest-bearing liabilities as
    a percentage of total assets...........         15.62%         2.58%            3.10%        (12.10%)      5.74%
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------


(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $7.5 million at March 31, 1999.
(3)  Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $14.8 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock

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

         At March 31, 1999, the Bank had $1.7 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At March 31, 1999, the Bank had total FHLB advances of $1.2 billion with a weighted average interest rate of 5.36%, which mature between 2000 and 2008. Additionally, at March 31, 1999, the Bank had securities sold under agreements to repurchase totaling $364 million with a weighted average interest rate of 5.61%, which mature between 2000 and 2008.

         At March 31, 1999, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $129.3 million. Certificates of deposit which are scheduled to mature within one year totaled $1.1 billion at March 31, 1999, and borrowings that are scheduled to mature within the same period amounted to $75 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

         The Office of Thrift Supervision ("OTS") capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

         As of March 31, 1999 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1999:

                                            WELL CAPITALIZED
                                           MINIMUM REQUIREMENT             ACTUAL                   EXCESS
                                          --------------------        -------------------      ------------------
                                          AMOUNT       PERCENT        AMOUNT      PERCENT      AMOUNT     PERCENT
                                          ------       -------        ------      -------      ------     -------
                                                                  (DOLLARS IN THOUSANDS)
Tangible capital......................     $  67,198      2.00%      $211,505        6.29%     $144,307    4.29%
Tier 1 leverage capital ..............       167,995      5.00        211,505        6.29        43,510    1.29
Tier 1 risk-based capital ............       109,580      6.00        211,505       11.58       101,925    5.58
Risk-based capital ...................       182,634     10.00        227,766       12.47        45,132    2.47

 LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:


                                                            MARCH 31, 1999                            DECEMBER 31, 1998
                                                 -------------------------------------      --------------------------------------
                                                                        PERCENT OF                                  PERCENT OF
                                                     AMOUNT                TOTAL                AMOUNT                 TOTAL
                                                 ----------------     ----------------      ----------------      ----------------
                                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
    Single-family residential..................     $1,384,233               64%                $1,494,756              68%
    Multi-family residential...................        361,697               17                    366,625              17
    Commercial.................................        226,805               11                    206,402               9
    Land and other ............................            870               --                        880              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total mortgage loans ...................      1,973,605               92                  2,068,663              94
                                                 ----------------     ----------------      ----------------      ----------------
Other loans:
    Commercial business........................         66,961                3                     62,665               3
    Consumer...................................        104,037                5                     53,826               3
    Secured by deposits........................          3,397               --                      3,537              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total loans receivable..................      2,148,000              100%                 2,188,691             100%
                                                 ----------------     ----------------      ----------------      ----------------
                                                                      ----------------                            ----------------
Less:
    Undisbursed  loan proceeds ................         18,988                                      17,152
    Unamortized net loan discounts and
       deferred originations fees..............          3,856                                         814
    Deferred gain on servicing sold............          2,740                                       2,971
    Allowance for loan losses .................         18,771                                      18,897
                                                 ----------------                           ----------------
Loans receivable, net..........................     $2,103,645                                  $2,148,857
                                                 ----------------                           ----------------
                                                 ----------------                           ----------------

         The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                MARCH 31, 1999  DECEMBER 31, 1998
                                                --------------  -----------------
                                                      (DOLLARS IN THOUSANDS)
                                                ---------------------------------
Non-performing loans, net:
Mortgage loans:
    Single-family residential loans ...........   $ 4,109              $ 3,959
    Multi-family residential loans ............     2,190                  428
    Commercial real estate loans ..............       900                3,613
Commercial business loans .....................        49                   99
Consumer loans ................................       237                  408
                                                ------------        --------------
Total non-performing loans, net ...............     7,485                8,507
                                                ------------        --------------
Real estate owned, net:
    Single-family residential .................     2,277                2,723
    Multi-family residential ..................      --                   --
    Commercial real estate ....................     2,531                 --
    Land ......................................      --                   --
                                                ------------        --------------
Total real estate owned, net ..................     4,808                2,723
Other repossessed assets ......................        97                 --
                                                ------------        --------------
Total real estate and other repossessed assets,
     net ......................................     4,905                2,723
                                                ------------        --------------
Total non-performing assets ...................   $12,390              $11,230
                                                ------------        --------------
                                                ------------        --------------
Troubled debt restructurings ..................   $ 4,985              $ 3,576
                                                ------------        --------------
                                                ------------        --------------
Total non-performing assets and troubled debt
    restructurings ............................   $17,375              $14,806
                                                ------------        --------------
                                                ------------        --------------

Non-performing loans to total loans, net ......      0.36%                0.40%
Non-performing loans to total assets ..........      0.22                 0.26
Non-performing assets to total assets .........      0.37                 0.34
Total non-performing assets and troubled debt
    restructurings to total assets ............      0.51                 0.44


         Non-performing assets as of March 31, 1999 and December 31, 1998 were $12.3 million and $11.2 million, respectively. The increase in non-performing assets was due primarily to a net increase in multi-family real estate owned properties. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         -------------------------------
                                                                              1999            1998
                                                                         --------------   --------------
                                                                             (DOLLARS IN THOUSANDS)
                                                                         -------------------------------
BEGINNING BALANCE ......................................................     $ 18,897       $ 17,824
                                                                         --------------   --------------

Provision for loan losses ..............................................        1,050            450
                                                                         --------------   --------------

CHARGE-OFFS:
Single-family residential loans ........................................         (402)          (244)
Multi-family residential loans .........................................         --              (43)
Commercial real estate loans ...........................................          (39)          --
Commercial loans .......................................................         (703)           (16)
Consumer loans .........................................................          (37)          --
                                                                         --------------   --------------
   Total charge-offs ...................................................       (1,181)          (303)
                                                                         --------------   --------------

RECOVERIES:
Single-family residential loans ........................................            1              1
Commercial loans .......................................................            4           --
                                                                         --------------   --------------
   Total recoveries ....................................................            5              1
                                                                         --------------   --------------
Net charge-offs ........................................................       (1,176)          (302)
                                                                         --------------   --------------
ENDING BALANCE AS OF MARCH 31, 1999 AND 1998 ...........................     $ 18,771       $ 17,972
                                                                         --------------   --------------
                                                                         --------------   --------------

Allowance for loan losses to total non performing loans at end of
   period ..............................................................       250.78%        146.93%
Allowance for loan losses to total non performing loans and
   troubled  debt  restructurings at the end of period .................       150.53%         81.22%
Allowance for loan losses to total gross loans, at the end of period....         0.88%          1.11%


         Net loan charge-offs were $1.2 million for the three months ended March 31, 1999, an increase of $874,000 compared to $302,000 for three months ended March 31, 1998. The increase in charge-offs was primarily due to charge-offs in the indirect auto and SBA loan portfolios. Total non-performing assets were $12.3 million at March 31, 1999, compared to $27.7 million at March 31, 1998. As a result, the ratio of non-performing assets to total assets declined to 0.37% at March 31, 1999 from 1.22% at March 31, 1998.

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

         The Bank utilizes Fiserv CBS, a third party vendor, to process substantially all of its data processing functions. Also, a significant portion of the single-family residential loan portfolio is serviced by other institutions. The Bank has contacted its critical vendors and has received confirmation that they will be Y2K compliant. The Bank is working with Fiserv CBS and other critical vendors to ensure that their operational and financial systems will not be adversely effected by the Y2K problem.

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

         The Bank continues to review its loan servicers and investment securities issuers to determine the liquidity and credit risks associated with their failure to remit payments in a timely manner due to Y2K problems.

         The Bank has also implemented a customer awareness program to keep customers informed of the progress of the Y2K project. The Bank's quarterly customer newsletter contains Y2K articles and statement stuffers are also utilized to keep the customers aware of the Bank's efforts. Customers with questions are encouraged to call the Y2K office.

         The Bank is currently in the validation or testing phase of the Y2K compliance plan. The Bank developed a test plan that contains test requirements and criteria, manpower assignments and target dates. A dedicated Y2K local area network testing was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions are processed on the system for the FFIEC's recommended critical test dates. As of March 31,1999 the Bank successfully tested dates up through and including January 2, 2001. The results are reviewed to ensure the system is functioning properly. Testing with Fiserv CBS will continue through May 1999. The Bank is also in the process of testing with other critical vendors such as the Federal Reserve Bank.

         The Bank's costs associated with the Y2K project include: 1) an additional assessment from Fiserv CBS for the test system 2) lease expense for the test local area network equipment 3) various hard costs for the upgrading of the operating network for the corporate office and retail branch system and 4) replacing hardware in branches. Excluding the "soft" costs of Bank management and personnel time, the Bank estimates that the total Y2K project costs will not exceed $850,000. Approximately $500,000 of the costs is attributable to a planned 1999 purchase of new hardware for the branches that will be amortized over a five-year period. As of March 31, 1999, the Bank estimates that it has incurred approximately $145,000 in total costs in connection with its Y2K project plan.

         The Bank is currently developing a contingency plan that will be completed June 30, 1999 to address a plan of action in the unlikely event that the Bank or its vendors and/or business partners are not ready Y2K. If Fiserv CBS experiences some unforeseen Y2K problem after the turn of the century, the contingency plan will include off-line, manual postings of transactions to ledger cards or a database. Even though operating in this manner would severely tax resources, the Bank will be able to continue business while Fiserv CBS corrects the problem. The contingency plan will address any required Bank service provider changes or need to outsource to Y2K compliant entities.

         The Bank's Y2K efforts are being closely monitored by the OTS, its primary regulator, which conducts periodic Y2K examinations of the Bank's Y2K project progress.

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

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS    (FILED HEREWITH UNLESS INDICATED)

No.      Description
--------------------------------------------------------------------------------
3.1      Amended and Restated Certificate of Incorporation of PBOC Holdings,
         Inc.(1)

3.2      Bylaws of PBOC Holdings, Inc.(1)

4        Stock Certificate of PBOC Holdings, Inc.(2)

10.1 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and Rudolf P. Guenzel(1)

10.2 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and J. Michael Holmes(1)

10.3 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and William W. Flader(1)

10.4     Employment Agreement between the People's Bank of California and Doreen
         J. Blauschild(2)

10.5     Deferred Compensation Plan(1)

10.6     Grantor Trust(1)

10.7     Shareholder Rights Agreement(1)

10.8     Stockholders' Agreement(1)

27       Financial Data Schedule



(1) Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on March 22, 1999.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

    No reports on form 8-K have been filed during the quarter ended March 31, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       PBOC HOLDINGS, INC.




Date: May 10, 1999     By:  /s/ Rudolf P. Guenzel
                           -------------------------------------------
                            Rudolf P. Guenzel
                            President and Chief Executive Officer



                       By:   /s/ J. Michael Holmes
                           -------------------------------------------
                            J. Michael Holmes
                            Executive Vice President and Chief Financial Officer