Form 10-Q
period 1999-06-30
PBOC HOLDINGS INC
filed 1999-08-16
CIK 1057672

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                    Class                 Shares Outstanding at August 9, 1999
                    -----                 ------------------------------------
        Common Stock, $.01 par value                   20,423,705



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PBOC HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                                             PAGE
                                                                                                            ----
               Consolidated Statements of Financial Condition - June 30, 1999
               and December 31, 1998..................................................................         3

               Consolidated Statements of Operations - Three and Six months ended
               June 30, 1999 and 1998.................................................................         4

               Consolidated Statements of Comprehensive Loss  - Three and Six months ended
               June 30, 1999 and 1998.................................................................         5

               Consolidated Statements of Cash Flows - Six months ended June 30, 1999
               and 1998...............................................................................         6

               Notes to Consolidated Financial Statements.............................................         7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS......................................................................         8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................        19

                          PART II -- OTHER INFORMATION

ITEMS 1-5  NOT APPLICABLE.............................................................................        20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           SIGNATURES.................................................................................     20-21

                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                              JUNE 30,         DECEMBER 31,
                                                                               1999                1998
                                                                           -----------         -----------
                                              ASSETS
Cash and cash equivalents .........................................        $    22,660         $    22,401
Federal funds sold ................................................                 --              24,000
Securities available-for-sale, at estimated market values .........          1,038,165           1,004,937
Mortgage-backed securities held-to-maturity, market values $5,204
    at June 30, 1999 and $6,372 at December 31, 1998 ..............              5,214               6,282
Loans receivable, net .............................................          2,325,241           2,148,857
Real estate and other repossessed assets held for sale, net .......              4,051               2,723
Premises and equipment, net .......................................              6,515               7,212
Federal Home Loan Bank stock, at cost .............................             64,833              63,150
Accrued interest receivable .......................................             17,760              17,607
Other assets ......................................................             39,968              37,858
                                                                           -----------         -----------
       Total assets ...............................................        $ 3,524,407         $ 3,335,027
                                                                           -----------         -----------
                                                                           -----------         -----------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..........................................................        $ 1,611,235         $ 1,542,162
Securities sold under agreements to repurchase ....................            434,947             364,000
Advances from Federal Home Loan Bank ..............................          1,259,000           1,198,000
Accrued expenses and other liabilities ............................             17,175              17,009
                                                                           -----------         -----------
    Total liabilities .............................................          3,322,357           3,121,171
                                                                           -----------         -----------
Minority interest .................................................             33,250              33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 25,000,000 shares:
       none issued and outstanding ................................                 --                  --
    Common stock, par value $.01 per share. Authorized
       75,000,000 shares; issued 21,876,205 shares; and
       outstanding 20,423,705 and 21,041,205 shares ...............                219                 219
    Treasury stock, at cost (1,452,500 shares and 835,000 shares) .            (14,460)             (8,308)
    Additional paid-in capital ....................................            259,207             259,207
    Accumulated other comprehensive loss ..........................            (32,953)            (14,025)
    Accumulated deficit ...........................................            (43,213)            (56,487)
                                                                           -----------         -----------
            Total stockholders' equity ............................            168,800             180,606
                                                                           -----------         -----------
            Total liabilities and stockholders' equity ............        $ 3,524,407         $ 3,335,027
                                                                           -----------         -----------
                                                                           -----------         -----------

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                   -----------------------------     -----------------------------
                                                                       1999             1998             1999             1998
                                                                   ------------     ------------     ------------     ------------
Interest, fees and dividend income:
     Short term investments ...................................    $        385     $        721     $        659     $      1,076
     Securities purchased under agreements to resell ..........             385              519              396              519
     Investment securities ....................................           5,466            3,077           11,830            5,225
     Mortgage-backed securities ...............................           8,698            6,745           16,832           14,534
     Loans receivable .........................................          40,030           25,637           78,222           53,915
     Federal Home Loan Bank stock .............................             829              450            1,637              824
                                                                   ------------     ------------     ------------     ------------
            Total interest, fees and dividend income ..........          55,793           37,149          109,576           76,093
                                                                   ------------     ------------     ------------     ------------
Interest expense:
     Deposits .................................................          17,722           17,508           35,678           33,636
     Advances from the Federal Home Loan Bank .................          16,540            8,756           32,437           16,387
     Securities sold under agreements to repurchase ...........           5,474            4,322           10,575            8,980
     Senior debt ..............................................              --              146               --              445
     Hedging costs, net .......................................              34               55               81              110
                                                                   ------------     ------------     ------------     ------------
            Total interest expense ............................          39,770           30,787           78,771           59,558
                                                                   ------------     ------------     ------------     ------------
Net interest income ...........................................          16,023            6,362           30,805           16,535
     Provision for loan losses ................................           1,050              450            2,100              900
                                                                   ------------     ------------     ------------     ------------
            Net interest income after provision for loan losses          14,973            5,912           28,705           15,635
                                                                   ------------     ------------     ------------     ------------
Other income:
     Loan service and loan related fees .......................              61               20               67               25
     Gain on mortgage-backed securities sales, net ............              76               --              197              323
     Gain on loan sales, net ..................................              --               --               49               --
     Income from real estate operations, net ..................              55            1,933              115            1,785
     Other income .............................................             515              458            1,220            1,136
                                                                   ------------     ------------     ------------     ------------
            Total other income ................................             707            2,411            1,648            3,269
Operating expenses:
     Personnel and benefits ...................................           3,782           13,994            7,708           16,901
     Occupancy ................................................           2,346            2,001            4,552            4,031
     FDIC insurance ...........................................             339            5,599              673            6,715
     Professional services ....................................             418              153              684              493
     Office related expenses ..................................           1,277            1,025            2,404            2,038
     Other ....................................................             703              519            1,320              793
                                                                   ------------     ------------     ------------     ------------
            Total operating expenses ..........................           8,865           23,291           17,341           30,971
                                                                   ------------     ------------     ------------     ------------
Earnings (loss) before income taxes and minority interest .....           6,815          (14,968)          13,012          (12,067)
Income tax (benefit) ..........................................          (1,000)          (9,391)          (2,000)          (9,391)
                                                                   ------------     ------------     ------------     ------------
Earnings (loss) before minority interest ......................           7,815           (5,577)          15,012           (2,676)
Minority interest .............................................             869              869            1,738            1,738
                                                                   ------------     ------------     ------------     ------------
            Net earnings ......................................           6,946           (6,446)          13,274           (4,414)
Dividends on preferred stock ..................................              --              709               --            2,160
                                                                   ------------     ------------     ------------     ------------
            Net earnings (loss) available to common
               stockholders ...................................    $      6,946     $     (7,155)    $     13,274     $     (6,574)
                                                                   ------------     ------------     ------------     ------------
                                                                   ------------     ------------     ------------     ------------
Earnings (loss) per share basic and diluted ...................    $       0.34     $      (0.57)    $       0.64     $      (0.84)
Weighted average shares outstanding basic and diluted .........      20,423,705       12,529,322       20,589,796        7,849,182


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------         ------------------------
                                                                     1999             1998            1999            1998
                                                                   --------         -------         --------         -------
Net earnings (loss) .......................................        $  6,946         $(6,446)        $ 13,274         $(4,414)
Other comprehensive earnings (loss):
    Unrealized gain (loss) on securities available-for-sale         (17,829)             72          (19,125)         (1,368)

   Reclassification of realized gains included in earnings               76              --              197             323

                                                                   --------         -------         --------         -------
    Other comprehensive earnings (loss) ...................         (17,753)             72          (18,928)         (1,045)
                                                                   --------         -------         --------         -------

Comprehensive loss ........................................        $(10,807)        $(6,374)        $ (5,654)        $(5,459)
                                                                   --------         -------         --------         -------
                                                                   --------         -------         --------         -------


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           ---------------------------
                                                                                              1999             1998
                                                                                           ---------         ---------
Cash flows from operating activities:
      Net earnings (loss) .........................................................        $  13,274         $  (4,414)
      Adjustments to reconcile net earnings to net cash provided by (used in)
           operating activities:
           Provision for loan losses ..............................................            2,100               900
           Depreciation ...........................................................              912               455
           Decrease in valuation allowance ........................................            2,250             9,512
           Amortization/accretion of premiums, discounts and deferred fees ........            6,858             6,244
           Amortization of purchase accounting intangibles ........................               92                90
           Gain on sale of mortgage-backed securities available-for-sale ..........             (197)             (323)
           Gain on sale of real estate owned ......................................             (142)           (2,364)
           FHLB stock dividend ....................................................           (1,683)             (403)
           Increase  in accrued interest receivable ...............................             (153)           (4,782)
           Increase (decrease) in accrued interest payable ........................               (4)            1,998
           Increase  in other assets ..............................................           (4,430)          (25,410)
           Amortization for discontinued lease operations .........................               25                30
           Increase in accrued expenses ...........................................              145             2,127
           Gain on sale of loans ..................................................              (49)               --
           Amortization of goodwill ...............................................               70                23
                                                                                           ---------         ---------
           Net cash (used in) provided by operating activities ....................           19,068           (16,317)
                                                                                           ---------         ---------
Cash flows from investing activities:
      Proceeds from sales of  mortgage-backed securities available-for-sale .......          119,626           156,569
      Proceeds from sale of loans .................................................           92,548               357
      Investment and mortgage-backed securities principal repayments and maturities           88,465            84,095
      Loan originations, net of repayments ........................................          (86,060)          121,056
      Purchases of investments and mortgage-backed securities available-for-sale ..         (262,069)         (634,496)
      Purchases of loans ..........................................................         (192,843)         (690,798)
      Cost capitalized on real estate, net of insurance settlements ...............               (2)              (80)
      Proceeds from the sale of real estate .......................................            2,965             9,676
      Purchases of premises and equipment .........................................             (307)           (1,067)
      Purchase of FHLB stock ......................................................               --           (21,963)
                                                                                           ---------         ---------
      Net cash used in investing activities .......................................         (237,677)         (976,651)
                                                                                           ---------         ---------
Cash flows from financing activities:
      Proceeds from sale of common stock ..........................................               --           129,611
      Redemption of preferred stock ...............................................               --                (5)
      Purchases of treasury stock .................................................           (6,152)               --
      Net increase  in deposits ...................................................           69,073           125,089
      Net increase in securities sold under agreements to repurchase ..............           70,947           317,621
      Issuance of FHLB advances ...................................................          359,750           766,400
      Repayments of FHLB advances .................................................         (298,750)         (318,400)
      Repayments of senior debt ...................................................               --           (11,113)
      Cash dividend paid on preferred stock .......................................               --           (19,440)
                                                                                           ---------         ---------
      Net cash provided by  financing activities ..................................          194,868           989,763
                                                                                           ---------         ---------
Net change in cash ................................................................          (23,741)           (3,205)
Cash and cash equivalents at beginning of period ..................................           46,401            21,117
                                                                                           ---------         ---------
Cash and cash equivalents at end of period ........................................        $  22,660         $  17,912
                                                                                           ---------         ---------
                                                                                           ---------         ---------
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest ..................................................................        $  78,693         $  57,282
                                                                                           ---------         ---------
                                                                                           ---------         ---------
Supplemental schedule of non cash investing and financing activities:
      Foreclosed real estate ......................................................        $   4,149         $   5,968
      Loans originated in connection with sale of foreclosed real estate ..........        $      --         $   5,029
      Transfer of loans held for investment to loans held for sale ................        $  92,499         $ 156,246
                                                                                           ---------         ---------
                                                                                           ---------         ---------

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


2.    BASIS OF PRESENTATION

            The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

            In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior period's consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

            On September 2, 1998, the Board of Directors of the Company authorized the repurchase of up to 1 million shares of the Company's common stock to be effected from time to time in open-market or privately-negotiated transactions. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares. Through June 30, 1999, the Company had repurchased 1,452,500 shares pursuant to these programs for a total purchase price of $ 14.5 million. The shares are held as treasury shares and reduce the weighted average number of shares outstanding.

            Earnings per share is calculated by taking the net earnings (loss) available to the common stockholders and dividing by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock for the six months ended June 30, 1999 and 1998 were 20,589,796 and 7,849,182, respectively, for both basic and diluted earnings per share. The weighted average number of shares of common stock for the three months ended June 30, 1999 and 1998 were 20,423,705 and 12,529,322, respectively. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's then outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above.

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

5.          RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued Statement of the Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in Statement 107 disclosure provisions about concentrations of credit risk from Statement 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that adoption of SFAS 133 will not have a material impact on the Company's financial position and results of operations.


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


RECENT DEVELOPMENTS

       On June 23,1999, the Company announced the execution of an agreement to acquire The Bank of Hollywood ("BOH") a state chartered, commercial bank with $138 million in assets. Under the terms of the agreement, BOH shareholders will receive $19.00 in cash for each share of BOH common stock with an aggregated estimated value of $28.6 million. The transaction will be accounted for as a purchase, and is expected to close in the fourth quarter of 1999.

FINANCIAL CONDITION

            The Company had consolidated total assets of $ 3.5 billion at June 30, 1999, compared to $3.3 billion in December 31, 1998. The increase of 5.7% in total assets over the past six months was primarily due to loan originations of $395.2 million and loan purchases of $192.8 million during the period. This increase in loans receivable was partially offset by a loan sale of $92.5 million and loan repayments of $284.9 million. Securities available-for-sale also increased by $33.2 million mainly due to new purchases.

             The increase in earning assets during the first half 1999 was funded by deposits, which increased by $69.1 million. Over the past 6 months FHLB advances also increased by $61.0 million to $1.3 billion at June 30, 1999. The Company's stockholders' equity decreased by $11.8 million to $168.8 million at June 30, 1999 from December 31, 1998. This decrease was due to stock repurchases of $6.2 million and change of $18.9 million in the unrealized loss on the securities available-for sale portfolio in 1999.

RESULTS OF OPERATIONS

            Net earnings amounted $6.9 million for the second quarter ended June 30, 1999, compared to a net loss of $6.4 million, before preferred dividends of $709,000, for the second quarter ended June 30,1998. Net loss for the second quarter ended June 30, 1998 were impacted by one-time expenses of $15.6 million ($9.2 million net of applicable tax benefits) in connection with the Company's initial public offering of common stock and the FDIC/SAIF recapitalization program. The Company's basic and diluted earnings (loss) per common share amounted to $0.34 and $(0.57) during the quarters ended June 30, 1999 and 1998, respectively. Without the effect of one-time expenses, second quarter 1998 net earnings would have been $2.7 million, or $0.16 per diluted share. The Company's preferred stock was redeemed in May 1998 in connection with the initial public offering.

              For the six months ended June 30, 1999, Company reported net earnings of $13.3 million, or $0.64 per share on a basic and diluted basis, compared to a net loss of $4.4 million, before preferred dividends of $2.2 million, or $(0.84) per share on a basic and diluted basis, for the six months ended June 30, 1998. Excluding one-time expenses related to the initial public offering, first half 1998 net earnings would have been $4.8 million, or $0.33 per share on a basic and diluted basis.

         The Company's return on average equity amounted to 15.37% for the six months ended June 30, 1999, compared to (8.53)% for the six months ended June 30, 1998.

NET INTEREST INCOME

            Net interest income after provision for loan losses increased significantly during the second quarter ended June 30, 1999 to $15.0 million compared to $5.9 million for the second quarter ended June 30, 1998. For the six months ended June 30, 1999 net interest income after provision for loan losses increased 83.6% to $28.7 million from $15.6 million in the first half of 1998. These increases were mainly due to loan and investment securities income growth generated by substantially higher average outstanding balances.

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

                                                                                 Three months ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                                   1999                                        1998
                                                  ----------------------------------------    -------------------------------------
                                                   Average                       Average        Average                   Average
                                                   Balance      Interest        Yield/Cost      Balance      Interest    Yield/Cost
                                                  ----------    ---------      -----------    ----------     ---------   ----------
                                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1).......................     $2,233,832     $ 40,030          7.17%       $1,550,526     $ 25,637        6.61%
  Mortgage-backed securities (2)                    633,772        8,698          5.49           540,408        6,745        4.99
  Other interest-earning assets (3).........        497,059        7,065          5.69           178,419        4,767       10.69
                                                 ----------     --------                      ----------     --------
  Total interest-earning assets.............      3,364,663       55,793          6.63         2,269,353       37,149        6.55
                                                                --------        ------                       --------       -----
Non-interest-earning assets.................         64,079                                       70,996
                                                 ----------                                   ----------
      Total assets..........................      3,428,742                                    2,340,349
                                                 ----------                                   ----------
                                                 ----------                                   ----------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4).................    $   447,012    $   3,063          2.75       $   348,929     $  3,066        3.52
    Term certificates of deposit............      1,130,442       14,659          5.20           957,661       14,442        6.05
                                                 ----------     --------                      ----------     --------
        Total deposits......................      1,577,454       17,722          4.51         1,306,590       17,508        5.37
  Senior debt...............................             --           --             --            8,687          146        6.74
  Other borrowings..........................      1,615,776       22,014          5.46           883,154       13,078        5.94
  Hedging costs.............................             --           34                              --           55
                                                 ----------     --------                      ----------     --------
       Total interest-bearing
            liabilities.....................      3,193,230       39,770          5.00         2,198,431       30,787        5.62
                                                                --------        ------                       --------       -----
Non-interest-bearing liabilities............         55,910                                       45,937
                                                 ----------                                   ----------
       Total liabilities....................      3,249,140                                    2,244,368
Stockholders' equity........................        179,602                                       95,981
                                                 ----------                                   ----------
       Total liabilities and
            stockholders' equity............     $3,428,742                                   $2,340,349
                                                 ----------                                   ----------
                                                 ----------                                   ----------
Net interest-earning assets.................    $   171,433                                 $     70,922
                                                 ----------                                   ----------
                                                 ----------                                   ----------
Net interest income/interest rate
       spread...............................                    $ 16,023          1.63%                      $  6,362        0.93%
                                                                --------        ------                       --------      ------
                                                                --------        ------                       --------      ------
Net interest margin.........................                                      1.90%                                      1.12%
                                                                                ------                                     ------
                                                                                ------                                     ------
Ratio of average interest-earning
       assets to average interest-
       bearing liabilities..................                                    105.37%                                    103.23%
                                                                                ------                                     ------
                                                                                ------                                     ------

                                                                             Six months ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   1999                                    1998
                                                   --------------------------------------    -----------------------------------
                                                    Average                    Average        Average                 Average
                                                    Balance     Interest      Yield/Cost      Balance    Interest    Yield/Cost
                                                   ---------   ----------    ------------    ---------   ---------  ------------
                                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1).......................      $2,189,445    $ 78,222        7.15%       $1,565,453    $53,915       6.89%
  Mortgage-backed securities (2)                     619,336      16,832        5.44           556,725     14,534       5.22
  Other interest-earning assets (3).........         501,941      14,522        5.79           179,311      7,644       8.53
                                                  ----------    --------                    ----------    -------
  Total interest-earning assets.............       3,310,722     109,576        6.62         2,301,489     76,093       6.61
                                                                --------      ------                      -------     ------
Non-interest-earning assets.................          65,762                                    72,030
                                                  ----------                                ----------
      Total assets..........................      $3,376,484                                $2,373,519
                                                  ----------                                ----------
                                                  ----------                                ----------
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4).................     $   362,707    $  6,088        3.38        $  350,584   $  6,166       3.55%
    Term certificates of deposit............       1,126,361      29,590        5.30           969,361     27,470       5.71
                                                  ----------    --------                    ----------    -------
        Total deposits......................       1,489,068      35,678        4.83         1,319,945     33,636       5.14
  Senior debt...............................              --          --          --             7,446        445      12.05
  Other borrowings..........................       1,583,812      43,012        5.48           892,155     25,367       5.73
  Hedging costs.............................              --          81                            --        110         --
                                                  ----------    --------                    ----------    -------
       Total interest-bearing
            liabilities.....................       3,072,880      78,771        5.17         2,219,546     59,558       5.41
                                                                --------      ------                      -------     ------
Non-interest-bearing liabilities............         129,474                                    49,629
                                                  ----------                                ----------
       Total liabilities....................       3,202,354                                 2,269,175
Stockholders' equity........................         174,130                                   104,344
                                                  ----------                                ----------
       Total liabilities and
            stockholders' equity............      $3,376,484                                $2,373,519
                                                  ----------                                ----------
                                                  ----------                                ----------
Net interest-earning assets.................      $  237,842                               $    81,943
                                                  ----------                                ----------
                                                  ----------                                ----------
Net interest income/interest rate
       spread...............................                    $ 30,805        1.45%                     $16,535       1.20%
                                                                --------      ------                      -------     ------
                                                                --------      ------                      -------     ------
Net interest margin.........................                                    1.86%                                   1.44%
                                                                              ------                                  ------
                                                                              ------                                  ------
Ratio of average interest-earning
       assets to average interest-
       bearing liabilities..................                                  107.74%                                 103.69%
                                                                              ------                                  ------
                                                                              ------                                  ------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.
(4)  Includes passbook, checking and money market accounts.

            The Company's interest rate spread was 1.63% for the second quarter of 1999, an increase of 70 basis points compared to 0.93% for the same period in 1998. The increase in interest rate spread is mainly due to a increase in the Bank's yield on loans receivable, which was caused by higher yields earned on the loan portfolio. For the six months ended June 30, 1999, the interest spread was 1.45%, an increase of 25 basis points as compared to 1.20% for the same period in 1998.

            The Company's net interest margin was 1.90% for the three months ended June 30, 1999, an increase of 78 basis points compared to 1.12% for the same period in 1998. Net interest margin was 1.86% for the six months ended June 30, 1999, an increase of 42 basis points compared to 1.44% for the same period in 1998. This increase in net interest margin was mainly due to higher yields on loan portfolio and mortgage backed securities as well as lower cost of funds.

            The following tables set forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (a) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (b) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (c) changes in rate/volume (change in rate multiplied by change in volume).

                                                                      THREE MONTHS ENDED JUNE 30, 1999
                                                                         COMPARED TO JUNE 30, 1998
                                                                              (IN THOUSANDS)
                                                  ---------------------------------------------------------------------
                                                            INCREASE (DECREASE) DUE TO
                                                  ----------------------------------------------         TOTAL NET
                                                   RATE              VOLUME          RATE/VOLUME    INCREASE/(DECREASE)
                                                  -------           --------         -----------    -------------------
Interest-earning assets:
   Loans receivable ....................          $ 2,148           $ 11,298           $   947           $ 14,393
   Mortgage-backed securities ..........              672              1,165               116              1,953
   Other interest-earning assets .......           (2,231)             8,514            (3,985)             2,298
                                                  -------           --------           -------           --------
Total net change in income on interest-
    earning assets .....................              589             20,977            (2,922)            18,644
                                                  -------           --------           -------           --------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts ............             (675)               862              (190)                (3)
       Term certificates of deposit ....           (2,023)             2,605              (365)               217
                                                  -------           --------           -------           --------
          Total deposits ...............           (2,698)             3,467              (555)               214

    Senior debt ........................               --               (146)               --               (146)
    Other borrowings ...................           (1,046)            10,849              (867)             8,936
    Hedging costs ......................               --                 --               (21)               (21)
                                                  -------           --------           -------           --------
Total net change in expense on interest-
    bearing liabilities ................           (3,744)            14,170            (1,443)             8,983
                                                  -------           --------           -------           --------

Change in net interest income ..........          $ 4,333           $  6,807           $(1,479)          $  9,661
                                                  -------           --------           -------           --------
                                                  -------           --------           -------           --------


                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                                        COMPARED TO JUNE 30, 1998
                                                                              (IN THOUSANDS)
                                                  ---------------------------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO
                                                  ----------------------------------------------        TOTAL NET
                                                    RATE             VOLUME          RATE/VOLUME    INCREASE/(DECREASE)
                                                  -------           --------         -----------    -------------------
Interest-earning assets:
   Loans receivable ....................          $ 2,014           $ 21,490           $   803           $ 24,307
   Mortgage-backed securities ..........              597              1,634                67              2,298
   Other interest-earning assets .......           (2,456)            13,753            (4,419)             6,878
                                                  -------           --------           -------           --------
Total net change in income on interest-
    earning assets .....................              155             36,877            (3,549)            33,483
                                                  -------           --------           -------           --------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts ............             (281)               213               (10)               (78)
       Term certificates of deposit ....           (2,004)             4,449              (325)             2,120
                                                  -------           --------           -------           --------
          Total deposits ...............           (2,285)             4,662              (335)             2,042

    Senior debt ........................               --               (445)               --               (445)
    Other borrowings ...................           (1,139)            19,667              (883)            17,645
    Hedging costs ......................               --                 --               (29)               (29)
                                                  -------           --------           -------           --------
Total net change in expense on interest-
    bearing liabilities ................           (3,424)            23,884            (1,247)            19,213
                                                  -------           --------           -------           --------

Change in net interest income ..........          $ 3,579           $ 12,993           $(2,302)          $ 14,270
                                                  -------           --------           -------           --------
                                                  -------           --------           -------           --------

PROVISION FOR LOAN LOSSES

            The Company's provision for loan losses increased by $600,000 and $1.2 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These increases were primarily due to loan portfolio growth and the change in current portfolio mix to a higher proportion of consumer and commercial loans. The provision for loan losses was $2.1 million for the six months ended June 30, 1999 compared to $900,000 for the six months ended June 30, 1998. At June 30, 1999, the Company's allowance for loan losses amounted to $19.4 million, or 0.81% of total gross loans, and 304.48% of total non-performing loans.

OTHER INCOME

            The Company's total other income decreased by $1.7 million during the quarter ended June 30, 1999 compared to the same period in 1998, primarily due to a decrease of $1.9 million in income from real estate operations. Other income for the six months ended June 30, 1999 also decreased by $1.6 million compared to six months ended June 30, 1998 due to decreased income from real estate operations. This decrease was mainly due to decrease gain on sale of real estate owned and real estate held for investment. During the six months ended June 30, 1999 and 1998, gains on sales of real estate owned and real estate held for investment amounted to $142,000 and $2.4 million, respectively.

OPERATING EXPENSES

            Total operating expenses decreased by $14.4 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The Company's total operating expenses were $8.9 million for the three months ended June 30, 1999 compared to $23.3 million for the same period last year. Operating expenses, excluding one-time IPO-related costs, increased 15.3%, with compensation and benefits growing $888,000 and occupancy and office related expenses up $597,000 in the second quarter compared to the second quarter a year ago. One-time IPO-related costs included $11.1 million in compensation and benefits and $4.5 million charge related to the industry-wide SAIF assessment levied in 1996. Excluding such one-time IPO costs, the increase in compensation and occupancy expense was mainly due to two branch acquisitions and additional personnel hired for the commercial and consumer lending areas. In the first half of 1999, operating expenses amounted to $17.3 million compared to $31.0 million for the six months ended June 30, 1998. Operating expenses excluding one-time IPO-related costs increased 12.8% versus the first half of 1998.

INCOME TAXES

            During the June 1999 quarter, the Company reported a $1.0 million income tax benefit compared to $9.4 million for the same period last year, resulting from an increase in its deferred tax assets which the Company expects will be realizable in future periods. The Company reported a $2.0 million income tax benefit during the first half of 1999 and a $9.4 million income tax benefit for the first half of 1998. On a fully-taxed basis, net earnings would have been $3.2 million for the second quarter and $6.1 million for the first half of 1999.

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

            The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999, based on the information and assumptions set forth in notes below.


                                                                               MORE THAN    MORE THAN
                                                               THREE TO        ONE YEAR    THREE YEARS
                                                WITHIN THREE    TWELVE            TO         TO FIVE      OVER FIVE
                                                   MONTHS       MONTHS        THREE YEARS     YEARS         YEARS          TOTAL
                                                  --------    -----------     -----------   ---------     ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets: (1)
   Loans receivable(2)
     Single-family residential loans:
         Fixed ...............................    $ 41,673    $   185,357      $320,887     $ 204,659     $  353,446     $1,106,022
         Adjustable ..........................     176,777        153,697        60,681        23,117             --        414,272
     Multi-family residential:
         Fixed ...............................       1,340          3,221         8,798         4,840         12,974         31,173
         Adjustable ..........................     314,580           3816         1,549            --             --        319,945
     Commercial, industrial and land:
         Fixed ...............................       4,050         19,126        40,729        39,617         82,062        185,584
         Adjustable ..........................      66,192         15,770         1,516         2,535          2,199         88,212
     Other loans(3) ..........................      66,104         70,073        55,537        42,739          7,591        242,044
   Mortgage-backed and other securities (4) ..      87,579         65,743            --        86,534        438,077        677,933
   Other interest-earning assets (5) .........     166,335         98,720        30,000            --        167,763        462,818
                                                  --------    -----------      --------     ---------     ----------     ----------
             Total ...........................     924,630        615,523       519,697       404,041      1,064,112      3,528,003
                                                  --------    -----------      --------     ---------     ----------     ----------
                                                  --------    -----------      --------     ---------     ----------     ----------
Interest-bearing liabilities:
    Deposits:
       Checking accounts .....................      92,160             --            --            --             --         92,160
       Passbook accounts .....................     136,106             --            --            --             --        136,106
       Money market accounts .................     141,612             --            --            --             --        141,612
       Term certificates of deposit ..........     110,426        900,880       103,594        11,995            288      1,127,183
   Other borrowings ..........................     145,947        314,000        85,000       789,000        360,000      1,693,947
                                                  --------    -----------      --------     ---------     ----------     ----------
             Total ...........................    $626,251    $ 1,214,880      $188,594     $ 800,995     $  360,288     $3,191,008
                                                  --------    -----------      --------     ---------     ----------     ----------
                                                  --------    -----------      --------     ---------     ----------     ----------
   Excess (deficiency) of interest earning
      assets over interest-bearing liabilities    $298,379    $  (599,357)     $331,103     $(396,954)    $  703,824     $  336,995
   Excess (deficiency) of interest-earning
      assets over interest-bearing liabilities
      as a percent of total assets ...........        8.47%        (17.01)%        9.39%       (11.26%)        19.97%          9.56%
                                                  --------    -----------      --------     ---------     ----------     ----------
                                                  --------    -----------      --------     ---------     ----------     ----------
   Cumulative excess (deficiency) of
      interest-earning assets over interest
      -bearing liabilities ...................    $298,379    $  (300,978)     $ 30,125     $(366,829)    $  336,995
                                                  --------    -----------      --------     ---------     ----------
                                                  --------    -----------      --------     ---------     ----------
   Cumulative excess (deficiency) of
      interest-earning assets over interest-
      bearing liabilities as a percentage of
      total assets ...........................        8.47%         (8.54%)        0.85%       (10.41%)         9.56%
                                                  --------    -----------      --------     ---------     ----------
                                                  --------    -----------      --------     ---------     ----------

--------------------------------------------------------------------------------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.
(2)  Balances have been reduced for non-performing loans, which amounted to $
     6.4 million at June 30,1999.
(3)  Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $32.5 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock

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

            At June 30, 1999, the Bank had $1.4 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At June 30, 1999, the Bank had total FHLB advances of $1.3 billion with a weighted average interest rate of 5.36%, which mature between 1999 and 2008. Additionally, at June 30, 1999, the Bank had securities sold under agreements to repurchase totaling $434.9 million with a weighted average interest rate of 5.52%, which mature between 1999 and 2008.

            At June 30, 1999, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $94.6 million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at June 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $459.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

            The Office of Thrift Supervision ("OTS") capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

            As of June 30, 1999 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1999:


                                                           WELL CAPITALIZED
                                                          MINIMUM REQUIREMENT            ACTUAL                 EXCESS
                                                          -------------------            ------                 ------
                                                          AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                                          ------      -------      ------     -------      ------     -------
                                                                               (DOLLARS IN THOUSANDS)
Tangible capital...................................     $  70,895       2.00%     $217,968      6.15%     $147,073      4.15%
Tier 1 leverage capital ...........................       177,235       5.00       217,968      6.15        40,733      1.15
Tier 1 risk-based capital .........................       117,645       6.00       217,968     11.12       100,323      5.12
Risk-based capital ................................       196,075      10.00       234,897     11.98        38,822      1.98

 LOAN PORTFOLIO COMPOSITION

      The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:


                                                      JUNE 30, 1999                  DECEMBER 31, 1998
                                                --------------------------     ----------------------------
                                                                PERCENT OF                       PERCENT OF
                                                 AMOUNT           TOTAL          AMOUNT            TOTAL
                                               ----------       ----------     ----------        ----------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
     Single-family residential ........        $1,523,814            64%        $1,494,756            68%
     Multi-family residential .........           352,927            15            366,625            17
     Commercial .......................           273,856            11            206,402             9
     Land and other ...................               859            --                880            --
                                               ----------        ------         ----------        ------
         Total mortgage loans .........         2,151,456            90          2,068,663            94
                                               ----------        ------         ----------        ------
Other loans:
     Commercial business ..............           100,664             4             62,665             3
     Consumer .........................           139,010             6             53,826             3
     Secured by deposits ..............             2,485            --              3,537            --
                                               ----------        ------         ----------        ------
         Total loans receivable .......         2,393,615           100%         2,188,691           100%
                                               ----------        ------         ----------        ------
                                               ----------        ------         ----------        ------
Less:
     Undisbursed loan proceeds ........            41,443                           17,152
     Unamortized net loan discounts and
         deferred originations fees ...             5,040                              814
     Deferred gain on servicing sold ..             2,517                            2,971
     Allowance for loan losses ........            19,374                           18,897
                                               ----------                       ----------
Loans receivable, net .................        $2,325,241                       $2,148,857
                                               ----------                       ----------
                                               ----------                       ----------

            The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                 JUNE 30, 1999  DECEMBER 31, 1998
                                                 -------------  -----------------
                                                      (DOLLARS IN THOUSANDS)
                                                     -----------------------
Non-performing loans, net:
Mortgage loans:
    Single-family residential loans .........        $ 3,520         $ 3,959
    Multi-family residential loans ..........          1,810             428
    Commercial real estate loans ............            918           3,613
Commercial business loans ...................            115              99
Consumer loans ..............................             --             408
                                                     -------         -------
Total non-performing loans, net .............          6,363           8,507
                                                     -------         -------
Real estate owned, net:
    Single-family residential ...............          1,523           2,723
    Commercial real estate ..................          2,528              --
                                                     -------         -------
Total real estate owned, net ................          4,051           2,723
                                                     -------         -------
Total non-performing assets .................        $10,414         $11,230
                                                     -------         -------
                                                     -------         -------
Troubled debt restructurings ................        $ 4,945         $ 3,576
                                                     -------         -------
                                                     -------         -------
Total non-performing assets and troubled debt
    restructurings ..........................        $15,359         $14,806
                                                     -------         -------
                                                     -------         -------
Non-performing loans to total loans, net ....           0.27%           0.40%
Non-performing loans to total assets ........           0.18            0.26
Non-performing assets to total assets .......           0.30            0.34
Total non-performing assets and troubled debt
    restructurings to total assets ..........           0.44            0.44

            Non-performing assets as of June 30, 1999 and December 31, 1998 were $10.4 million and $11.2 million, respectively. The decrease in non-performing assets was due primarily to a net decrease in commercial real estate loans. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ----------------------------
                                                                                  1999               1998
                                                                               --------            --------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                               ----------------------------
BEGINNING BALANCE ...................................................          $ 18,897            $ 17,824
                                                                               --------            --------
Provision for loan losses ...........................................             2,100                 900
                                                                               --------            --------
CHARGE-OFFS:
Single-family residential loans .....................................              (439)               (355)
Multi-family residential loans ......................................                --                 (43)
Commercial real estate loans ........................................               (39)                 --
Commercial business loans ...........................................              (703)                (16)
Consumer loans ......................................................              (562)                 --
                                                                               --------            --------
   Total charge-offs ................................................            (1,743)               (414)
                                                                               --------            --------
RECOVERIES:
Single-family residential loans .....................................                32                  83
Commercial business .................................................                 9                  --
Consumer ............................................................                79                  --
                                                                               --------            --------
Total recoveries ....................................................               120                  83
                                                                               --------            --------
Net charge-offs .....................................................            (1,623)               (331)
                                                                               --------            --------
ENDING BALANCE AS OF JUNE 30, 1999 AND 1998 .........................          $ 19,374            $ 18,393
                                                                               --------            --------
                                                                               --------            --------
Allowance for loan losses to total non-performing loans at end of
   period ...........................................................            304.48%             175.12%
 Allowance for loan losses to total non-performing loans and
   troubled debt restructurings at the end of period ................            171.33               93.27
 Allowance for loan losses to total gross loans, at the end of period              0.81                0.86


            Net loan charge-offs were $1.6 million for the six months ended June 30, 1999, an increase of $1.3 million compared to $331,000 for six months ended June 30, 1998. The increase in charge-offs was primarily due to charge-offs in the indirect auto and SBA loan portfolios. Total non-performing assets were $
10.4 million at June 30, 1999, compared to $19.4 million at June 30, 1998. As a result, the ratio of non-performing assets to total assets declined to 0.30% at June 30, 1999 from 0.61% at June 30, 1998.

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

            The Bank reviews its loan servicers and investment securities issuers quarterly to determine the liquidity and credit risks associated with their failure to remit payments in a timely manner due to Y2K problems.

            The Bank has also implemented a customer awareness program to keep customers informed of the progress of the Y2K project. The Bank's quarterly customer newsletter contains Y2K articles and statement stuffers are also utilized to keep the customers aware of the Bank's efforts. Customers with questions are encouraged to call the Y2K office.

            The Bank has completed the validation or testing phase of the Y2K compliance plan. The Bank developed a test plan that contains test requirements and criteria, manpower assignments and target dates. A dedicated Y2K local area network testing was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions are processed on the system for the FFIEC's recommended critical test dates. The results were reviewed to ensure the system was functioning properly. The Bank successfully tested dates up through and including December 31, 2001. The Bank has also successfully completed testing with other critical vendors such as the Federal Reserve Bank. Various non-critical stand-alone applications were also successfully tested on the Y2K local area network.

            The Bank's costs associated with the Y2K project include:1) an additional assessment from Fiserv CBS for the test system 2) lease expense for the test local area network equipment 3) various hard costs for the upgrading of the operating network for the corporate office and retail branch system and 4) replacing hardware in branches. Excluding the "soft" costs of Bank management and personnel time, the Bank estimates that the total Y2K project costs will not exceed $800,000. Approximately $500,000 of the costs is attributable to a planned 1999 purchase of new hardware for the branches that will be amortized over a five-year period. As of June 30, 1999, the Bank estimates that it has incurred approximately $714,000 in total costs in connection with its Y2K project plan.

            The Bank has developed a contingency plan to address a plan of action in the unlikely event that the Bank or its vendors and/or business partners are not ready for Y2K. If Fiserv CBS experiences some unforeseen Y2K problem after the turn of the century, the contingency plan will include off-line, manual postings of transactions to ledger cards or a database. The plan will be thoroughly tested during the upcoming months to ensure an orderly continuation of key operations in the event a problem occurs. Even though operating in this manner would severely tax resources, the Bank will be able to continue business while Fiserv CBS corrects the problem.

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

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS (FILED HEREWITH UNLESS INDICATED)

No.      Description
--------------------------------------------------------------------------------

3.1      Amended and Restated Certificate of Incorporation of PBOC Holdings,
         Inc.(1)
3.2      Bylaws of PBOC Holdings, Inc. (1)
4        Stock Certificate of PBOC Holdings, Inc. (2)
10.1 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and Rudolf P. Guenzel (1)
10.2 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and J. Michael Holmes (1)
10.3 Employment Agreement between PBOC Holdings, Inc., People's Bank of California and William W. Flader (1)
10.4     Employment Agreement between the People's Bank of California and Doreen
         J. Blauschild (1)
10.5     Deferred Compensation Plan (1)
10.6     Grantor Trust (1)
10.7     Shareholder Rights Agreement (1)
10.8     Stockholders' Agreement (1)
27       Financial Data Schedule

---------------
1 Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on March 22, 1999.

2 Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

No reports on form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PBOC HOLDINGS, INC.




Date:  August 12, 1999            By: /s/ Rudolf P. Guenzel
                                      ----------------------------------------
                                      Rudolf P. Guenzel
                                      President and Chief Executive Officer



                                  By: /s/ J. Michael Holmes
                                      ----------------------------------------
                                      J. Michael Holmes
                                      Executive Vice President and Chief
                                      Financial Officer