Form 10-Q
period 1999-09-30
PBOC HOLDINGS INC
filed 1999-11-10
CIK 1057672

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 000-24215

                               PBOC HOLDINGS, INC.


         DELAWARE                                     33-0220233
-------------------------------          ------------------------------------
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

                               Yes /X/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                 CLASS                  SHARES OUTSTANDING AT  NOVEMBER 4, 1999
                 -----                  ---------------------------------------
     Common Stock, $.01 par value                      20,423,705








===============================================================================

                               PBOC HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


                                                                                                                    PAGE
                                                                                                                    ----
ITEM 1.      FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition - September 30, 1999
                and December 31, 1998.........................................................................       3

                Consolidated Statements of Operations - Three and nine months ended
                September 30, 1999 and 1998...................................................................       4

                Consolidated Statements of Comprehensive Loss  - Three and nine months ended
                September 30, 1999 and 1998...................................................................       5

                Consolidated Statements of Cash Flows - Nine months ended September 30, 1999
                and 1998......................................................................................       6

                Notes to Consolidated Financial Statements....................................................       7


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................................................       8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................      20

                            PART II -- OTHER INFORMATION
                            ----------------------------

ITEMS 1-5    NOT APPLICABLE...................................................................................      21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             SIGNATURES.......................................................................................      21


                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   September 30,              December 31,
                                                                                       1999                       1998
                                                                                --------------------       -------------------
                                 ASSETS
                                 ------

Cash and cash equivalents................................................           $     19,461             $     22,401
Federal funds sold.......................................................                     --                   24,000
Securities available-for-sale, at estimated market values................                992,352                1,004,937
Mortgage-backed securities held-to-maturity, market values $4,337 at
   September 30, 1999 and $6,372 at December 31, 1998....................                  4,345                    6,282
Loans receivable, net....................................................              2,431,513                2,148,857
Real estate and other repossessed assets held for sale, net..............                  1,932                    2,723
Premises and equipment, net..............................................                  6,859                    7,212
Federal Home Loan Bank stock, at cost....................................                 65,678                   63,150
Accrued interest receivable..............................................                 19,103                   17,607
Other assets.............................................................                 44,058                   37,858
                                                                                --------------------       -------------------
     Total assets........................................................             $3,585,301               $3,335,027
                                                                                ====================       ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Deposits.................................................................             $1,691,116               $1,542,162
Securities sold under agreements to repurchase...........................                428,901                  364,000
Advances from Federal Home Loan Bank.....................................              1,245,000                1,198,000
Accrued expenses and other liabilities...................................                 22,109                   17,009
                                                                                --------------------       -------------------
   Total liabilities.....................................................              3,387,126                3,121,171
                                                                                --------------------       -------------------

Minority interest........................................................                 33,250                   33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 25,000,000 shares:
       none issued and outstanding.......................................                     --                       --
    Common stock, par value $.01 per share. Authorized
       75,000,000 shares; issued 21,876,205 shares; and
     outstanding 20,423,705 and 21,041,205 shares........................                    219                      219
   Treasury stock, at cost (1,452,500 shares and 835,000 shares).........                (14,460)                  (8,308)
   Additional paid-in capital............................................                259,207                  259,207
   Accumulated other comprehensive loss..................................                (45,276)                 (14,025)
   Accumulated deficit...................................................                (34,765)                 (56,487)
                                                                                --------------------       -------------------
         Total stockholders' equity......................................                164,925                  180,606
                                                                                --------------------       -------------------
         Total liabilities and stockholders' equity......................             $3,585,301               $3,335,027
                                                                                ====================       ===================

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                               --------------------------------------------------------------------
                                                                      1999               1998           1999             1998
                                                               -------------------  ---------------  -------------  ---------------
    Interest, fees and dividend income:

       Short term investments................................. $          194       $          437   $       853    $      1,513
       Securities purchased under agreements to resell........             --                   --           396             519
       Investment securities..................................          6,064                6,794        17,894          12,019
       Mortgage-backed securities.............................          9,387                8,368        26,219          22,902
       Loans receivable.......................................         43,056               35,596       121,278          89,511
       Federal Home Loan Bank stock...........................            857                  784         2,494           1,608
                                                               -------------------  --------------  --------------- ---------------
            Total interest, fees and dividend income..........         59,558               51,979       169,134         128,072
                                                               -------------------  --------------  --------------- ---------------
    Interest expense:
       Deposits...............................................         18,189               18,273        53,867          51,909
       Advances from the Federal Home Loan Bank...............         17,031               14,937        49,468          31,324
       Securities sold under agreements to repurchase.........          6,382                7,385        16,957          16,365
       Senior debt ...........................................             --                   --            --             445
       Hedging costs, net.....................................             32                   52           113             162
                                                               -------------------  --------------  --------------- ---------------
            Total interest expense............................         41,634               40,647       120,405         100,205
                                                               -------------------  --------------  --------------- ---------------
    Net interest income.......................................         17,924               11,332        48,729          27,867
       Provision for loan losses..............................          1,200                  450         3,300           1,350
                                                               -------------------  --------------  --------------- ---------------
            Net interest income after provision for loan losses        16,724               10,882        45,429          26,517
                                                               -------------------  --------------  --------------- ---------------
    Other income:
       Loan service and loan related fees.....................            116                   76           183             101
       Gain on mortgage-backed securities sales, net..........              3                  937           200           1,260
       Gain on loan sales, net..............................               --                  574            49             574
       Income (loss) from real estate operations, net ........            418                 (312)          533           1,473
       Other income...........................................            579                  563         1,799           1,699
                                                               -------------------  --------------  --------------- ---------------
            Total other income................................          1,116                1,838         2,764           5,107
    Operating expenses:
       Personnel and benefits.................................          3,994                2,982        11,702          19,883
       Occupancy..............................................          2,651                2,102         7,203           6,133
       FDIC insurance.........................................            368                  296         1,041           7,011
       Professional services..................................            280                  212           964             705
       Office related expenses................................          1,431                1,046         3,835           3,084
         Other ...............................................          1,299                  361         2,619           1,153
                                                               -------------------  --------------  --------------- ---------------
            Total operating expenses..........................         10,023                6,999        27,364          37,969
                                                               -------------------  --------------  --------------- ---------------
    Earnings before income taxes and minority interest........          7,817                5,721        20,829          (6,345)
    Income tax (benefit) .....................................         (1,500)                  --        (3,500)         (9,390)
                                                               -------------------  --------------  --------------- ---------------
    Earnings before minority interest.........................          9,317                5,721        24,329           3,045
    Minority interest.........................................            869                  869         2,607           2,607
                                                               -------------------  --------------  --------------- ---------------
            Net earnings .....................................          8,448                4,852        21,722             438
    Dividends on preferred stock..............................             --                   --            --           2,160
                                                               -------------------  --------------  --------------- ---------------
            Net earnings (loss) available to common
               stockholders................................... $        8,448       $        4,852  $     21,722    $      (1,722)
                                                               ===================  ==============  =============== ===============

    Earnings (loss) per share basic and diluted .............. $         0.41       $         0.22  $       1.06    $       (0.14)
    Weighted average shares outstanding basic and diluted.....     20,423,705           21,832,944    20,533,824       12,641,791

          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                            ------------------------------------  ---------------------------------
                                                                 1999                 1998             1999              1998
                                                            ----------------     ---------------  ---------------   ---------------
Net earnings ..............................................   $      8,448       $        4,852      $    21,722    $          438
Other comprehensive earnings (loss):
   Unrealized loss on securities available-for-sale........        (12,326)             (11,681)         (31,451)          (13,049)

   Reclassification of realized gains included in earnings               3                  937              200             1,260
                                                            ----------------     ---------------  ---------------   ---------------
   Other comprehensive loss................................        (12,323)             (10,744)         (31,251)          (11,789)
                                                            ----------------     ---------------  ---------------   ---------------

Comprehensive loss.........................................  $      (3,875)      $       (5,892)     $    (9,529)   $      (11,351)
                                                            ================     ===============  ===============   ===============


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                             Nine Months Ended September 30,
                                                                                        -----------------------------------------
                                                                                               1999                  1998
                                                                                        -------------------   -------------------
Cash flows from operating activities:
    Net earnings ...................................................................       $    21,722           $       438
    Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
        Provision for loan losses...................................................             3,300                 1,350
        Depreciation................................................................             1,359                   827
        Decrease in valuation allowance.............................................             3,500                 9,512
        Amortization/accretion of premiums, discounts and deferred fees ............             8,960                 9,043
        Amortization of purchase accounting intangibles.............................               139                   135
        (Gain) loss on sale of securities available-for-sale........................              (200)                1,260
        Gain on sale of real estate owned...........................................              (562)               (2,113)
        FHLB stock dividend.........................................................            (2,528)                 (403)
        Increase  in accrued interest receivable....................................            (1,496)               (5,391)
        Increase (decrease) in accrued interest payable.............................            (1,086)                5,915
        Increase  in other assets...................................................            (9,940)              (66,365)
        Amortization for discontinued lease operations..............................                38                    42
        Increase in accrued expenses................................................             6,148                 2,696
        Gain on sale of loans ......................................................               (49)                 (574)
        Amortization of goodwill....................................................               240                    40
                                                                                        -------------------   -------------------
        Net cash provided (used in) by operating activities.........................            29,545               (43,588)
                                                                                        -------------------   -------------------
Cash flows from investing activities:
    Proceeds from sales of securities available-for-sale............................           121,331               333,955
    Proceeds from sale of loans ....................................................            92,548                42,987
    Investment and mortgage-backed securities principal repayments and maturities              128,457               121,690
    Loan originations, net of repayments............................................          (196,237)              194,796
    Purchases of investments and mortgage-backed securities available-for-sale......          (270,731)             (844,297)
    Purchases of loans..............................................................          (193,148)             (758,121)
    Cost capitalized on real estate, net of insurance settlements...................                46                (2,131)
    Proceeds from the sale of real estate...........................................             7,691                18,032
    Purchases of premises and equipment.............................................            (1,145)               (1,498)
    Purchase of FHLB stock..........................................................                --               (36,613)
                                                                                        -------------------   -------------------
    Net cash used in investing activities...........................................          (311,188)             (931,200)
                                                                                        -------------------   -------------------
Cash flows from financing activities:
    Proceeds from sale of common stock..............................................                --               129,611
    Redemption of preferred stock...................................................                --                    (5)
    Purchases of treasury stock.....................................................            (6,152)               (3,128)
    Net increase  in deposits.......................................................           148,954               210,480
    Net increase in securities sold under agreements to repurchase..................            64,901                23,212
    Issuance of FHLB advances.......................................................           721,950             2,666,900
    Repayments of FHLB advances.....................................................          (674,950)           (1,995,900)
    Repayments of senior debt.......................................................                --               (11,113)
    Cash dividend paid on preferred stock ..........................................                --               (19,439)
                                                                                        -------------------   -------------------
    Net cash provided by  financing activities......................................           254,703             1,000,618
                                                                                        -------------------   -------------------
Net change in cash..................................................................           (26,940)               25,830
Cash and cash equivalents at beginning of period....................................            46,401                21,117
                                                                                        -------------------   -------------------
Cash and cash equivalents at end of period..........................................       $    19,461           $    46,947
                                                                                        ===================   ===================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest......................................................................       $   121,377           $    93,973
                                                                                        ===================   ===================
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate..........................................................       $     6,384           $     8,476
    Loans originated in connection with sale of foreclosed real estate..............       $        --           $     5,029
    Transfer of loans held for investment to loans held for sale....................       $    92,499           $    42,413
                                                                                        ===================   ===================

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


2.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3.   EARNINGS PER SHARE

         Under SFAS 128, basic earnings per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

         On March 20, 1998 and April 20, 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation to
(i) increase the number of authorized shares of common stock from 500,000 to 75,000,000 and (ii) effect a 32 for 1 stock split of the issued common stock of the Company prior to the commencement of the Company's initial public offering.

         On September 2, 1998, the Board of Directors of the Company authorized the repurchase of up to 1 million shares of the Company's common stock to be effected from time to time in open-market or privately-negotiated transactions. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares. Through September 30, 1999, the Company had repurchased 1,452,500 shares pursuant to these programs for a total purchase price of $14.5 million. The shares are held as treasury shares and reduce the weighted average number of shares outstanding.

         Earnings per share is calculated by taking the net earnings (loss) available to the common stockholders and dividing by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock for the nine months ended September 30, 1999 and 1998 were 20,533,824 and 12,641,791, respectively, for both basic and diluted earnings per share. The weighted average number of shares of common stock for the three months ended September 30, 1999 and 1998 were 20,423,705 and 21,832,944, respectively. The weighted average number of shares of common stock outstanding reflects the exchange of all of the Company's then outstanding classes of preferred stock into common stock and the subsequent 32 to 1 stock split referenced above.

4.       STOCK OPTION PLAN

         On January 25, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan") which is designed to improve the growth and profitability of the Company and its subsidiaries by providing employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and its subsidiaries. Options to acquire 1,018,000 shares of common stock were awarded to officers and key employees of the Company and the Bank with an exercise price of $13.75, which was in excess of the fair value of the common stock on the date of grant. A total of 1,020,390 shares of common stock was reserved for future issuance pursuant to the Plan. The Plan was approved by the Company's shareholders on April 26, 1999. The shares granted under Company's Plan were not considered in earnings per share calculations since these shares were antidilutive.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in SFAS No. 107 disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that adoption of SFAS 133 will not have a material impact on the Company's financial position and results of operations.


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


PENDING ACQUISITION

     On June 23,1999, the Company announced the execution of an agreement to acquire The Bank of Hollywood ("BOH"), a California chartered, commercial bank with approximately $138 million in assets. Under the terms of the agreement, BOH shareholders will receive $19.00 in cash for each share of BOH common stock with an aggregated estimated value of $28.6 million. The transaction will be accounted for as a purchase, and is expected to close in the fourth quarter of 1999.

FINANCIAL CONDITION

         The Company had consolidated total assets of $3.6 billion at September 30, 1999, compared to $3.3 billion in December 31, 1998. The increase of 7.5% in total assets over the past nine months was primarily due to loan originations of $712.0 million and loan purchases of $193.1 million during the period. This increase in loans receivable was partially offset by a loan sale of $92.5 million and loan repayments of $422.6 million. Securities classified as available-for-sale decreased by $12.6 million mainly due to a reduction in market value.

         The increase in earning assets during the first nine months of 1999 was funded by deposits, which increased by $149.0 million. Over the past nine months, FHLB advances also increased by $47.0 million to $1.2 billion at September 30, 1999. The Company's stockholders' equity decreased by $15.7 million to $164.9 million at September 30, 1999 from December 31, 1998. This decrease was due to stock repurchases of $6.2 million and $31.3 million increase in the unrealized loss on the Company's securities classified as available-for sale during the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

         Net earnings amounted $8.4 million for the third quarter ended September 30, 1999, compared to a net earnings of $4.9 million, for the third quarter ended September 30,1998. The Company's basic and diluted earnings per common share amounted to $.41 and $.22 during the quarters ended September 30, 1999 and 1998, respectively.

         For the nine months ended September 30, 1999, the Company reported net earnings of $21.7 million, or $1.06 per share on a basic and diluted basis, compared to a net earnings of $438,000, before preferred dividends of $2.2 million, or $(.14) per share on a basic and diluted basis, for the nine months ended September 30, 1998. The net earnings for the nine months ended September 30, 1998 were impacted by one-time expenses of $15.6 million ($9.2 million net of applicable income tax benefits) in connection with the Company's initial public offering of common stock including the one-time Savings Association Insurance Fund ("SAIF") assessment of $4.5 million during the period. Excluding one-time expenses related to the initial public offering, net earnings during the first nine months of 1998 would have been $7.5 million, or $.59 per share on a basic and diluted basis. The Company's preferred stock was redeemed in May 1998 with proceeds received from the initial public offering.

          The Company's return on average equity amounted to 16.97% for the nine months ended September 30, 1999, compared to .46% for the nine months ended September 30, 1998.

NET INTEREST INCOME

         Net interest income after provision for loan losses increased significantly during the third quarter ended September 30, 1999 to $16.7 million compared to $10.9 million for the third quarter ended September 30, 1998. For the nine months ended September 30, 1999 net interest income after provision for loan losses increased 71.32% to $45.4 million from $26.5 million during the first nine months of 1998. These increases were mainly due to loan and investment securities income growth generated by substantially higher average outstanding balances.

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


                                                                      Three months ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          1999                                              1998
                                      ---------------------------------------------    ---------------------------------------------
                                         Average                        Average          Average                           Average
                                         Balance       Interest       Yield/Cost         Balance          Interest        Yield/Cost
                                      --------------   ----------     ------------    --------------     ------------    -----------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)..............      $2,382,557       $ 43,056          7.23%        $2,094,033         $ 35,596          6.80%
  Mortgage-backed securities (2)            659,544          9,387          5.69            559,604            8,368          5.98
  Other interest-earning assets (3)         415,639          6,258          6.02            416,320            7,231          6.95
  FHLB stock.......................          65,505            857          5.19             56,650              784          5.48
                                      --------------    ----------                    ---------------    ------------
  Total interest-earning assets....       3,523,245         59,558          6.76          3,126,607           51,979          6.65
                                                        ----------      ===========                      ------------    ==========
Non-interest-earning assets........          27,230                                         101,840
                                      --------------                                  ===============
      Total assets.................      $3,550,475                                      $3,228,447
                                      ==============                                  ===============

Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4)........     $   441,724          3,269          2.94%        $  399,545            3,247          3.22%
    Term certificates of deposit...       1,190,516         14,920          4.97          1,035,354           15,026          5.76
                                      --------------    ----------                     ---------------   ------------
        Total deposits.............       1,632,240         18,189          4.42          1,434,899           18,273          5.05
  Other borrowings.................       1,699,195         23,413          5.47          1,556,862           22,322          5.69
  Hedging costs....................              --             32                               --               52
                                      --------------    ----------                     ---------------   ------------
       Total interest-bearing
         liabilities...............       3,331,435         41,634          4.96          2,991,761           40,647          5.39
                                                        ----------      ===========                      ------------    ==========
Non-interest-bearing liabilities...          52,967                                          64,284
                                      ---------------                                  ---------------
       Total liabilities...........       3,384,402                                       3,056,045
Stockholders' equity...............         166,073                                         172,402
                                      ---------------                                  ---------------
       Total liabilities and
         stockholders' equity......     $ 3,550,475                                      $3,228,447
                                      ==============                                  ===============
Net interest-earning assets........     $   191,810                                      $  134,846
                                      ==============                                  ===============
Net interest income/interest rate
     spread........................                       $ 17,924          1.80%                           $ 11,332          1.26%
                                                        ==========      ===========                      ============    ==========
Net interest margin................                                         2.03%                                             1.45%
                                                                        ===========                                      ==========
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities...........                                       105.76%                                           104.51%
                                                                        ===========                                      ==========


                                                                       Nine months ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          1999                                               1998
                                      ---------------------------------------------    ---------------------------------------------
                                         Average                        Average           Average                           Average
                                         Balance        Interest      Yield/Cost          Balance          Interest       Yield/Cost
                                      --------------   -----------    ------------     --------------    -------------    ----------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)..............     $2,253,816       $121,278          7.17%        $1,731,388        $ 89,511           6.89%
  Mortgage-backed securities (2)           632,738         26,219          5.52            514,817          22,902           5.93
  Other interest-earning
      assets (3)...................        430,339         19,143          5.93            285,594          14,051           6.56
  FHLB stock.......................         64,669          2,494          5.16             37,279           1,608           5.77
                                      --------------   -----------                    ---------------    ------------
  Total interest-earning assets....      3,381,562        169,134          6.67          2,569,078         128,072           6.65
                                                       -----------     ===========                       ------------    ===========
Non-interest-earning assets........         52,813                                          85,079
                                      --------------                                  ---------------
      Total assets.................     $3,434,375                                      $2,654,157
                                      ==============                                  ===============

Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4)........    $   355,234          9,357          3.52%       $   358,538           9,413           3.51%
    Term certificates of deposit...      1,147,839         44,510          5.18            995,050          42,496           5.71
                                      --------------   -----------                    ---------------    ------------
        Total deposits.............      1,503,073         53,867          4.79          1,353,588          51,909           5.13
  Senior debt......................             --             --            --              5,972             445           9.96
  Other borrowings.................      1,622,273         66,425          5.47          1,116,177          47,689           5.71
  Hedging costs....................             --            113            --                 --             162             --
                                      --------------   -----------                    ---------------    ------------
       Total interest-bearing
         liabilities...............      3,125,346        120,405          5.15%         2,475,737         100,205           5.41%
                                                       -----------     ===========                       ------------    ===========
Non-interest-bearing liabilities...        137,939                                          51,418
                                      --------------                                  ---------------
       Total liabilities...........      3,263,285                                       2,527,155
Stockholders' equity...............        171,090                                         127,002
                                                                                      ---------------
                                      --------------
       Total liabilities and
         stockholders' equity......     $3,434,375                                      $2,654,157
                                      ==============                                  ===============
Net interest-earning assets........    $   256,216                                    $     93,341
                                      ==============                                  ===============
Net interest income/interest
     rate spread...................                     $  48,729          1.52%                         $  27,867           1.24%
                                                       ===========     ===========                       ============    ===========
Net interest margin................                                        1.92%                                             1.45%
                                                                       ===========                                       ===========
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities...........                                      108.20%                                           103.77%
                                                                       ===========                                       ===========


(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell and investment securities.
(4)      Includes passbook, checking and money market accounts.

         The Company's interest rate spread was 1.80% for the third quarter of 1999, an increase of 54 basis points compared to 1.26% for the same period in 1998. For the nine months ended September 30, 1999, the interest spread was 1.52%, an increase of 28 basis points as compared to 1.24% for the same period in 1998. The increases in interest rate spread were mainly due to increases in the Bank's yield on loans receivable, which was caused by higher yields earned on the loan portfolio.

         The Company's net interest margin was 2.03% for the three months ended September 30, 1999, an increase of 58 basis points compared to 1.45% for the same period in 1998. The net interest margin was 1.92% for the nine months ended September 30, 1999, an increase of 47 basis points compared to 1.45% for the same period in 1998. This increase in net interest margin was mainly due to higher yields on the Company's loan portfolio as well as a lower cost of funds.

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


                                                                     Three Months Ended September 30, 1999
                                                                         Compared to September 30, 1998
                                                                                 (In Thousands)
                                                   ---------------------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                                   -----------------------------------------------------
                                                                                                             Total Net
                                                          Rate            Volume         Rate/Volume    Increase/(Decrease)
                                                   ----------------   --------------   --------------   ----------------------
Interest-earning assets:
  Loans receivable.............................          $ 2,246           $ 4,904           $  310               $7,460
  Mortgage-backed securities...................             (404)            1,495              (72)               1,019
  Other interest-earning assets ...............             (963)              (12)               2                 (973)
  FHLB stock...................................              (43)              123               (7)                  73
                                                   ----------------   --------------   --------------   ----------------------
Total net change in income on interest-
    earning assets ...............                           836             6,510              233                7,579
                                                   ----------------   --------------   --------------   ----------------------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................             (290)              343              (31)                  22
       Term certificates of deposit............           (2,051)            2,252             (307)                (106)
                                                   ----------------   --------------   --------------   ----------------------
         Total deposits........................           (2,341)            2,595             (338)                 (84)

   Other borrowings............................             (870)            2,041              (80)               1,091
   Hedging costs...............................               --                --              (20)                 (20)
                                                   ----------------   --------------   --------------   ----------------------
Total net change in expense on interest-
    bearing liabilities........................           (3,211)            4,636             (438)                 987
                                                   ----------------   --------------   --------------   ----------------------

Change in net interest income..................          $ 4,047           $ 1,874           $  671              $ 6,592
                                                   ----------------   --------------   --------------   ----------------------
                                                   ----------------   --------------   --------------   ----------------------


                                                                      Nine Months Ended September 30, 1999
                                                                         Compared to September 30, 1998
                                                                                 (In Thousands)
                                                   ---------------------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                                   -----------------------------------------------------
                                                                                                             Total Net
                                                          Rate            Volume         Rate/Volume    Increase/(Decrease)
                                                   ----------------   --------------   --------------   ----------------------
Interest-earning assets:
  Loans receivable.............................          $ 3,655           $27,009          $ 1,103              $31,767
  Mortgage-backed securities...................           (1,569)            5,246             (360)               3,317
  Other interest-earning assets ...............           (1,347)            7,121             (682)               5,092
  FHLB stock...................................             (171)            1,182             (125)                 886
                                                   ----------------   --------------   --------------   ----------------------
Total net change in income on interest-
    earning assets ...............                           568            40,558              (64)              41,062
                                                   ----------------   --------------   --------------   ----------------------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................               31               (87)              --                  (56)
       Term certificates of deposit............           (3,911)            6,525             (600)               2,014
                                                   ----------------   --------------   --------------   ----------------------
         Total deposits........................           (3,880)            6,438             (600)               1,958

    Senior debt................................               --              (445)              --                 (445)
    Other borrowings...........................           (1,987)           21,624             (901)              18,736
    Hedging costs..............................               --                --              (49)                 (49)
                                                   ----------------   --------------   --------------   ----------------------
Total net change in expense on interest-
    bearing liabilities........................           (5,867)           27,617           (1,550)              20,200
                                                   ----------------   --------------   --------------   ----------------------

Change in net interest income..................          $ 6,435           $12,941          $ 1,486              $20,862
                                                   ----------------   --------------   --------------   ----------------------
                                                   ----------------   --------------   --------------   ----------------------

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $750,000 and $2.0 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. These increases were primarily due to loan portfolio growth and the change in current portfolio mix to a higher proportion of consumer and commercial loans. The provision for loan losses was $3.3 million for the nine months ended September 30, 1999 compared to $1.4 for the nine months ended September 30, 1998. At September 30, 1999, the Company's allowance for loan losses amounted to $20.4 million, or .79% of total gross loans, and 412.95% of total non-performing loans.

OTHER INCOME

         The Company's total other income decreased by $722,000 for the quarter ended September 30, 1999 compared to the same period in 1998, primarily due to a decrease of $1.5 million in gains on sales of mortgage backed securities and loans partially offset by a $730,000 increase in income from real estate operations. Other income for the nine months ended September 30, 1999 also decreased by $2.3 million compared to the nine months ended September 30, 1998. This decrease was mainly due to a decrease in gains on sale of real estate owned and real estate held for investment and a $1.6 million decrease in gain on sale of mortgage-backed securities and loans. During the nine months ended September 30, 1999 and 1998, gains on sales of real estate owned and real estate held for investment amounted to $562,000 and $2.1 million, respectively.

OPERATING EXPENSES

         Total operating expenses increased by $3.0 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The Company's total operating expenses were $10.0 million for the three months ended September 30, 1999 compared to $7.0 million for the same period last year. Operating expenses increased 43.21%, with compensation and benefits growing $1.0 million and occupancy and office related expenses increasing $934,000 during the third quarter compared to the third quarter a year ago. The increase in compensation and occupancy expense was mainly due to two branch acquisitions and additional personnel hired for the commercial and consumer lending areas. In the first nine months of 1999, operating expenses amounted to $27.4 million compared to $38.0 million for the nine months ended September 30, 1998. One-time IPO-related costs included $11.1 million in compensation and benefits and $4.5 million charge related to the industry-wide SAIF assessment levied in 1996. Operating expenses excluding one-time IPO-related costs and SAIF assessment increased 22.33% during the first nine months of 1999 versus the first nine months of 1998.

INCOME TAXES

         During the September 1999 quarter, the Company reported a $1.5 million income tax benefit compared to none for the same period last year, resulting from an increase in its deferred tax assets which the Company expects will be realizable in future periods. The Company reported a $3.5 million income tax benefit during the first nine months of 1999 and a $9.4 million income tax benefit for the first nine months of 1998. On a fully-taxed basis, net earnings would have been $3.8 million for the third quarter and $9.9 million for the first nine months of 1999.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control the risk associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Bank's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Bank's Asset/Liability Management Committee, which is comprised of senior officers of the Bank, in accordance with policies approved by the Board of Directors of the Bank.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1999, based on the information and assumptions set forth in notes below.


                                                                             More Than      More Than
                                                              Three to       One Year      Three Years
                                            Within Three       Twelve           to           to Five      Over Five
                                               Months          Months       Three Years       Years         Years        Total
                                             ------------    -----------     -----------    ----------- -----------     ----------
                                                                         (Dollars in Thousands)
Interest-earning assets: (1)
  Loans receivable(2)
     Single-family residential:
        Fixed..............................    $   43,693    $   193,456     $   328,349    $   202,224  $  319,682     $1,087,404
        Adjustable ........................       155,084        160,367          70,370         25,422          --        411,243
     Multi-family residential:
        Fixed..............................           595          2,817           7,919          4,132      11,000         26,463
        Adjustable ........................       302,100          3,744             280             --          --        306,124
     Commercial, industrial and land:
        Fixed..............................         5,090         24,161          58,709         48,567      99,599        236,126
        Adjustable ........................        75,544         67,708           7,202          4,968       5,766        161,188
     Other loans(3)........................       106,521        104,793          67,667         49,210       8,935        337,126
  Mortgage-backed and other securities (4).       105,344         36,642           5,872         77,469     412,256        637,583
  Other interest-earning assets (5)........       256,697         14,443          30,000             --     168,514        469,654
                                             ------------    -----------     -----------    -----------  ----------     ----------
             Total.........................    $1,050,668    $   608,131     $   576,368    $   411,992  $1,025,752     $3,672,911
                                             ------------    -----------     -----------    -----------  ----------     ----------
                                             ------------    -----------     -----------    -----------  ----------     ----------

Interest-bearing liabilities:
   Deposits:
      Checking accounts....................    $  107,079    $        --     $        --    $        --  $       --     $  107,079
      Passbook accounts....................       139,301             --              --             --          --        139,301
      Money market accounts................       145,869             --              --             --          --        145,869
      Term certificates of deposit.........       122,962        963,960          92,043         11,921         175      1,191,061
  Other borrowings.........................       125,901        314,000         160,000        714,000     360,000      1,673,901
                                             ------------    -----------     -----------    -----------  ----------     ----------
             Total.........................    $  641,112    $ 1,277,960     $   252,043    $   725,921  $  360,175     $3,257,211
                                             ------------    -----------     -----------    -----------  ----------     ----------
                                             ------------    -----------     -----------    -----------  ----------     ----------
  Excess (deficiency) of interest earning
    assets over interest-bearing
    liabilities............................       409,556       (669,829)        324,325       (313,929)    665,577        415,700
  Excess (deficiency) of interest-earning
    assets over interest-bearing liabilities
    as a percent of total assets...........         11.42%       (18.68%)           9.05%        (8.76%)      18.56%         11.59%
                                             ------------    -----------     -----------    -----------  ----------
                                             ------------    -----------     -----------    -----------  ----------
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities....................    $  409,556    $  (260,273)    $    64,052    $  (249,877) $  415,700
                                             ------------    -----------     -----------    -----------  ----------
                                             ------------    -----------     -----------    -----------  ----------
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities as a percentage of
    total assets...........................         11.42%        (7.26%)           1.79%        (6.97%)      11.59%
                                             ------------    -----------     -----------    -----------  ----------
                                             ------------    -----------     -----------    -----------  ----------

----------------------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the Office of Thrift Supervision ("OTS") in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $4.9 million at September 30,1999.
(3) Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $44.9 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Bank's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Bank can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of San Francisco and other short and long-term borrowings.

         At September 30, 1999, the Bank had $1.4 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At September 30, 1999, the Bank had total FHLB advances of $1.2 billion with a weighted average interest rate of 5.38%, which mature between 1999 and 2008. Additionally, at September 30, 1999, the Bank had securities sold under agreements to repurchase totaling $428.9 million with a weighted average interest rate of 5.57%, which mature between 1999 and 2008.

         At September 30, 1999, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $110.4 million. Certificates of deposit which are scheduled to mature within one year totaled $1.1 billion at September 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $439.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

         The OTS capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

         As of September 30, 1999 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1999:


                                            Well Capitalized
                                           Minimum Requirement               Actual                       Excess
                                           -------------------      ---------------------         --------------------
                                            Amount    Percent        Amount       Percent         Amount       Percent
                                           --------   -------       --------      -------         --------     -------
                                                                      (Dollars in Thousands)
Tangible capital......................     $  72,180      2.00%      $220,863        6.12%          $148,683       4.12%
Tier 1 leverage capital ..............       180,451      5.00        220,863        6.12             40,412       1.12
Tier 1 risk-based capital ............       124,192      6.00        220,863       10.67             96,671       4.67
Risk-based capital ...................       206,986     10.00        238,582       11.53             31,596       1.53

 LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:


                                                          September 30, 1999                          December 31, 1998
                                                 -------------------------------------      --------------------------------------
                                                                        Percent of                                  Percent of
                                                     Amount                Total                Amount                 Total
                                                 ----------------     ----------------      ----------------      ----------------
                                                                              (Dollars in Thousands)
Mortgage loans:
    Single-family residential..................     $1,501,329               58%                $1,494,756              68%
    Multi-family residential...................        337,990               13                    366,625              17
    Commercial.................................        391,927               15                    206,402               9
    Land and other ............................            852               --                        880              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total mortgage loans ...................      2,232,098               86                  2,068,663              94
                                                 ----------------     ----------------      ----------------      ----------------
Other loans:
    Commercial business........................        166,345                7                     62,665               3
    Consumer...................................        170,181                7                     53,826               3
    Secured by deposits........................          1,978               --                      3,537              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total loans receivable..................      2,570,602              100.0%               2,188,691             100.0%
                                                 ----------------     ================      ----------------      ================
Less:
    Undisbursed loan proceeds .................        110,408                                      17,152
    Unamortized net loan discounts and
       deferred originations fees..............          6,031                                         814
    Deferred gain on servicing sold............          2,300                                       2,971
    Allowance for loan losses .................         20,350                                      18,897
                                                 ----------------                           ----------------
Loans receivable, net..........................     $2,431,513                                  $2,148,857
                                                 ================                           ================

         The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                                   September 30, 1999             December 31, 1998
                                                                   ------------------             -----------------
                                                                               (Dollars in Thousands)
      Non-performing loans, net:
      Mortgage loans:
          Single-family residential loans....................    $         3,352                $          3,959
          Multi-family residential loans.....................                 --                             428
          Commercial real estate loans.......................                942                           3,613
      Commercial business loans..............................                590                              99
      Consumer loans.........................................                 44                             408
                                                                ----------------------          -----------------------
      Total non-performing loans, net........................              4,928                           8,507
                                                                ----------------------          -----------------------
      Real estate owned, net:
          Single-family residential..........................              1,208                           2,723
          Multi-family residential...........................                724                              --
                                                                ----------------------          -----------------------
      Total real estate owned, net...........................              1,932                           2,723
                                                                ----------------------          -----------------------
      Total non-performing assets............................   $          6,860                $         11,230
                                                                ======================          =======================

      Troubled debt restructurings...........................   $          5,037                $          3,576
                                                                ======================          =======================
      Total non-performing assets and troubled debt
          restructurings.....................................   $         11,897                $         14,806
                                                                ======================          =======================

      Non-performing loans to total loans, net...............             0.20%                           0.40%
      Non-performing loans to total assets...................             0.14                            0.26
      Non-performing assets to total assets..................             0.19                            0.34
      Total non-performing assets and troubled debt
          restructurings to total assets.....................             0.33                            0.44

         Non-performing assets as of September 30, 1999 and December 31, 1998 were $6.9 million and $11.2 million, respectively. The decrease in non-performing assets was due primarily to a net decrease in non-performing commercial real estate loans. The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:


                                                                                          For the Nine Months Ended
                                                                                                 September 30,
                                                                                   -----------------------------------------
                                                                                          1999                  1998
                                                                                   -------------------   -------------------
                                                                                           (Dollars in Thousands)
           BEGINNING BALANCE.......................................................       $  18,897             $  17,824
                                                                                   -------------------   -------------------

           Provision for loan losses...............................................           3,300                 1,350
                                                                                   -------------------   -------------------

           CHARGE-OFFS:
           Single-family residential loans.........................................            (303)                 (505)
           Multi-family residential loans..........................................            (131)                 (163)
           Commercial real estate loans............................................            (175)                   --
           Commercial business loans...............................................            (703)                  (16)
           Consumer loans..........................................................            (823)                  (44)
                                                                                   -------------------   -------------------
              Total charge-offs....................................................          (2,135)                 (728)
                                                                                   -------------------   -------------------

           RECOVERIES:
           Single-family residential loans.........................................              32                    85
           Commercial business.....................................................              11                    --
           Consumer................................................................             245                    --
                                                                                   -------------------   -------------------
           Total recoveries........................................................             288                    85
                                                                                   -------------------   -------------------
           Net charge-offs.........................................................          (1,847)                 (643)
                                                                                   -------------------   -------------------
           ENDING BALANCE AS OF SEPTEMBER 30, 1999 AND 1998........................       $  20,350             $  18,531
                                                                                   ===================   ===================

           Allowance for loan losses to total non-performing loans at end of
              period...............................................................        412.95%               177.42%
              Allowance for loan losses to total non-performing loans and
              troubled debt restructurings at the end of period....................        204.21%               119.84%
              Allowance for loan losses to total gross loans, at the end of period.          0.79%                 0.89%


         Net loan charge-offs were $1.8 million for the nine months ended September 30, 1999, an increase of $1.2 million compared to $643,000 for nine months ended September 30, 1998. The increase in net charge-offs was primarily due to charge-offs in the indirect auto and commercial business loan portfolios. Total non-performing assets were $6.9 million at September 30, 1999, compared to $15.3 million at September 30, 1998. As a result, the ratio of non-performing assets to total assets declined to .19% at September 30, 1999 from .48% at September 30, 1998.

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

         The Bank's costs associated with the Y2K project include 1) an additional assessment from Fiserv CBS for the test system 2) lease expense for the test local area network equipment 3) various hard costs for the upgrading of the operating network for the corporate office and retail branch system and 4) replacing hardware in branches. Excluding the "soft" costs of Bank management and personnel time, the Bank estimates that the total Y2K project costs will not exceed $800,000. Approximately $500,000 of the costs is attributable to a planned 1999 purchase of new hardware for the branches that will be amortized over a five-year period. As of September 30, 1999, the Bank estimates that it has incurred approximately $740,000 in total costs in connection with its Y2K project plan.

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

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS    (FILED HEREWITH UNLESS INDICATED)


No.          Description
------------ -----------------------------------------------------------------------------------------
3.1          Amended and Restated Certificate of Incorporation of PBOC Holdings, Inc.(1)

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

10.3         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and William W. Flader (1)

10.4         Employment Agreement between the People's Bank of California and Doreen J. Blauschild (2)

10.5         Deferred Compensation Plan (1)

10.6         Grantor Trust  (1)

10.7         Shareholder Rights Agreement (1)

10.8         Stockholders' Agreement (1)

27           Financial Data Schedule

------------------
1 Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on March 22, 1999.

2 Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

    No reports on form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PBOC HOLDINGS, INC.




Date:  November 8, 1999                By:   /s/ Rudolf P. Guenzel
                                          -------------------------------------
                                          Rudolf P. Guenzel
                                          President and Chief Executive Officer



                                       By:    /s/ J. Michael Holmes
                                          -------------------------------------
                                          J. Michael Holmes
                                          Executive Vice President and
                                          Chief Financial Officer