Form 10-K405
period 1999-12-31
PBOC HOLDINGS INC
filed 2000-03-24
CIK 1057672

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 7, 2000, the aggregate value of the 19,262,913 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 613,292 shares held by all directors and executive officers of the Registrant as a group, was approximately $163.7 million. This figure is based on the last known trade price of $8.50 per share of the Registrant's Common Stock on March 7, 2000.

      Number of shares of Common Stock outstanding as of March 7, 2000:
19,876,205

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III.

================================================================================

                               PBOC HOLDINGS, INC.
                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.   BUSINESS ........................................................   3
              General......................................................   3
              Lending Activities...........................................   5
              Asset Quality................................................  10
              Investment Activities........................................  12
              Sources of Funds.............................................  13
              Competition..................................................  14
              Subsidiaries.................................................  15
              Regulation ..................................................  15
              Regulation of Savings and Loan Holding Companies.............  16
              Regulation of Federal Savings Banks..........................  17
              Taxation.....................................................  20
ITEM 2.   PROPERTIES.......................................................  22
ITEM 3.   LEGAL PROCEEDINGS................................................  24
              The Goodwill Litigation......................................  24
              The Shareholder Rights Agreement.............................  26
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  28

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................  28
ITEM 6.   SELECTED FINANCIAL DATA..........................................  30
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................  32
              General......................................................  32
              Financial Condition..........................................  32
              Results of Operations........................................  44
              Average Balances, Net Interest Income, Yields Earned and
                Rates Paid.................................................  45
              Rate /Volume Analysis........................................  46
              Asset and Liability Management...............................  50
              Liquidity and Capital Resources..............................  54
              Year 2000....................................................  56
              Recent Accounting Pronouncements.............................  56
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  56
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  57
ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE...................................................  92

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  92
ITEM 11.  EXECUTIVE COMPENSATION...........................................  92
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................  92
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  92

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K ....................................................  92

      When used in this form 10-K or future filings by PBOC Holdings, Inc. (the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with an approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995.

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

                                     PART I

ITEM 1. BUSINESS

General

      The Company is a Delaware corporation which was organized in 1987 to acquire the People's Bank of California (the "Bank") from the Federal Savings and Loan Insurance Corporation ("FSLIC") in connection with its conversion from mutual to stock form. (Unless the context otherwise requires, references herein to the Company include the Bank and its other subsidiaries.) The Company owns 100% of the common stock of the Bank, which is its primary investment. The Bank is a federally chartered savings bank which was originally organized in 1887 under California law and conducts business from its executive offices located in Los Angeles, California and 23 full-service branch offices located primarily in Los Angeles County as well as Orange and Ventura Counties in Southern California. At December 31, 1999, the Company had total assets of $3.4 billion, net loans receivable of $2.5 billion, total deposits of $1.6 billion and total stockholders' equity of $179.5 million.

      Business Strategy. The Bank experienced financial difficulties in the early 1990s due in part to local economic conditions and the 1994 Northridge earthquake, which resulted in significant increases in non-performing assets and substantial losses. The Bank was required to be recapitalized in 1992 and again in 1995. In connection with the 1995 recapitalization, the Bank replaced its former senior managers with a new management team with considerable experience in commercial banking and problem asset resolution.

      The Bank's new management team initially adopted a business strategy designed to enhance the Bank's internal controls and underwriting standards, reduce problem assets, increase net interest income, reduce operating expenses and cost of funds and maximize profitability while limiting interest rate and credit risk. With the reduction in the Company's non-performing assets and the Company's return to profitability in 1996, the Bank was able to actively resume the origination and purchase of residential, commercial and consumer loans. In order to fund the Bank's increased lending activities, in October 1997, the Bank raised approximately $33.3 million in net proceeds in connection with the sale of 1,426,000 shares of 9.75% Noncumulative Preferred Stock, Series A by Peoples Preferred Capital Corporation ("PPCC"), all of the common stock of which is owned by the Bank (the "Series A Offering") and, in May 1998 the Company raised approximately $129.6 million in net proceeds in connection with an initial public offering of common stock of the Company (the "IPO"), a substantial portion of which was contributed as equity to the Bank. With the funds raised in the Series A Offering and the IPO, management has been able to focus on the following elements of its business strategy:

      o Significantly Grow the Bank's Loan Portfolio. The Bank leveraged the proceeds raised in the Series A Offering and the IPO through wholesale purchases of $408.8 million and $876.9 million of primarily single-family residential loans, respectively. The Bank has since been shifting the composition of its assets toward the types of commercial loans traditionally associated with commercial banks. Accordingly, the Bank is replacing its whole loan purchases with internally originated loans, primarily of a commercial nature, and, since June 1995, has hired over 25 individuals with significant expertise in commercial and consumer lending. The increase in staffing has enabled the Bank to increase its multi-family residential, commercial real estate, commercial business and consumer loan originations (including loans secured by deposits), which during the years ended December 31, 1999, 1998 and 1997 amounted in the aggregate to $627.0 million, $218.1 million and $72.6 million or 75.6%, 35.9% and 45.2% of total loans originations, respectively. Substantially all of such loans are secured by property or made to customers located within the Bank's primary market area. Management intends to continue to place increased emphasis on commercial and consumer lending, with a corresponding decrease in emphasis on single-family and multi-family residential lending. Commercial and consumer loans generally have shorter terms and higher interest rates than singly-family residential loans but are generally considered to have a higher level of credit risk.

      o Expand the Bank's Branch Network. Management is enhancing the Bank's branch network by opening new facilities and acquiring other banking institutions and branches in strategic locations within its primary market area. Since December 31, 1998, the Bank has acquired three branches with approximately $141.6 million in deposits which includes two branches with approximately $124.5 million in deposits which were acquired in August 1999. In addition, on January 31, 2000, PBOC acquired The Bank of Hollywood ("BOH"), a California commercial bank headquartered in Hollywood, California with $157.4 million of assets, $145.1 million of deposits and $12.4 million of stockholders' equity at December 31, 1999. The BOH acquisition will permit the Bank to expand into a high growth market for the individuals and small-to-medium sized businesses the Bank is seeking to attract as customers. The Bank focuses on acquiring branches or whole institutions when such acquisitions are expected to be accretive to earnings, when such acquisitions will reduce the Bank's cost of funds through a lower rate paid on the deposits acquired, or when the deposit mix of the branches so acquired will further the Bank's strategy of shifting the composition of its assets and liabilities closer to that of a commercial bank.

      o Reduce Funding Costs. The Bank leveraged the proceeds raised in the Series A Offering and the IPO through the use of reverse repurchase agreements and Federal Home Loan Bank ("FHLB") advances. The Bank is currently replacing such wholesale borrowings with lower cost deposits. The Bank is currently replacing such wholesale borrowings with lower cost deposits. The Bank has reduced its overall cost of funds by promoting retail deposit growth (particularly transaction accounts) and by allowing its out-of-market, institutional jumbo certificates of deposit to run off as they mature. The Bank's transactional accounts (passbook, checking and money market accounts) have increased from $183.2 million or 13.2% of total deposits at December 31, 1994 to $501.4 million or 30.4% of total deposits at December 31, 1999.

      o Improve Operating Efficiency. The Bank has significantly reduced its operating expenses through the consolidation of certain of its operations and, to lesser extent, reducing its staff levels. The ratio of the Bank's operating expenses to average total assets has steadily decreased, from 2.14% during the year ended December 31, 1994 to 1.10% during the year ended December 31, 1999 (excluding the effect of extraordinary items and losses on the sale of investment securities). Despite the Bank's - recent cost-cutting efforts, management believes that it has significant operating leverage, and, therefore, continued incremental growth will not cause the Bank's ratio of operating expenses to average total assets to increase by a corresponding amount.

      o Manage the Bank's Capital. A substantial portion of the net proceeds in connection with the Series A Offering and the IPO was contributed by the Company to the Bank in order to enhance its capital and fund its growth strategy. The Company has not paid dividends on its common stock and instead has retained its earnings in furtherance of its overall business objectives. Management of the Bank has established a targeted minimum level of core capital of 6.0% of adjusted total assets. At December 31, 1999 the Bank's core capital amounted to $231.4 million or 6.78% of adjusted total assets.

      o Maintain a Community Focus. The Bank's growth strategy is focused on individuals and businesses located in Los Angeles, Orange and Ventura Counties in Southern California. Management of the Bank believes that the recent consolidation of financial institutions within Southern California has resulted in a decline in product offerings and attention paid to the individuals and small-to medium sized businesses which the Bank focuses on. The Bank intends to fill this void by offering a community banking alternative and by instilling a sales and service oriented culture in its personnel in order to build relationships and maximize cross-selling opportunities.

      The Bank, as federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the FHLB of San Francisco, which is one of the 12 regional banks which comprise the FHLB System. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. See "Regulation."

      The Bank's principal executive offices are located at 5900 Wilshire Boulevard, Los Angeles, California 90036, and its telephone number is (323) 938-6300.

Lending Activities

      At December 31, 1999, the Bank's total loans receivable net amounted to $2.5 billion, which represented 72.5% of the Company's $3.4 billion in total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multi-family residential properties. At December 31, 1999, such loans constituted $1.5 billion and $327.3 million, or 57.1% and 12.6%, respectively, of the total loan portfolio. Substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. More recently, the Bank has increased it emphasis on commercial and consumer lending. At December 31, 1999, commercial real estate loans amounted to $420.9 million or 16.3% of the total loan portfolio, while commercial business and consumer loans (including loans secured by deposits) amounted to $159.7 million and $201.8 million or 6.2% and 7.8% of the total loan portfolio, respectively. The Bank's total loan portfolio also included a small amount of land and other miscellaneous loans, which amounted to $847,000 at December 31, 1999.

      The Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Bank's primary market area for originations is Los Angeles, Orange and Ventura Counties in Southern California. The Bank may from time to time purchase additional loans to supplement its loan origination activity, which may include loans secured by properties outside of the Bank's primary market area in California as well as in other states.

      Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the written, non- discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, existing customers, walk-in customers and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process. With an orientation under new management to make the branch office network more responsive to customers needs, loan applications now are taken at all of the Bank's branch offices. The Bank's centralized underwriting department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by the Bank's Appraisal Department as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank requires title, hazard and, to the extent applicable, flood insurance on all security property.

      Mortgage loan applications are initially processed by loan officers who have approval authority up to designated limits. Senior officers of the Bank who serve on the Credit Committee acting together have additional approval authority. All loans in excess of such designated limits are referred to the Bank's Credit Committee, comprised of the Senior Lending Officer, the Chief Financial Officer and the Senior Executive Vice President of Retail Banking, which has approval authority for all loans in excess of $1.0 million and up to $5.0 million. Any loans exceeding $5.0 million must be approved by the Board of Directors of the Bank.

      The Bank's commercial loan officers have approval authority up to designated limits. The commercial loan officers do all of the underwriting associated with an application and prepare the credit authorization for submission to the Senior Commercial Lending Officer for verification. Loans in excess of $100,000 are referred directly to the Senior Commercial Lending Officer who has authority to approve loans up to $500,000. The Bank's Senior Lending Officer can approve loans up to $1.0 million. Loans in excess of such amounts fall under the jurisdiction of the Credit Committee or the Board of Directors, based on the loan amounts set forth above.

      Applications for consumer loans, as well as the Bank's smaller "business express" loans, which range between $5,000 and $50,000, are taken in the Bank's branches and submitted to the Vice President, Manager of the Bank's Business Center, who has authority to approve consumer loans up to $300,000. Other consumer loan officers have approval authority up to lesser designated amounts.

      In order to improve the Bank's balance sheet as well as due to asset and liability management considerations, during the year ended December 31, 1997, the Bank sold $85.2 million of single-family residential mortgage loans tied to the FHLB 11th District Cost of Funds ("COFI") and reinvested $59.0 million of such proceeds in one year adjustable- rate single-family residential mortgage loans. Management used the balance of the sale proceeds to purchase $4.8 million and $5.0 million of multi-family residential loans and a land loan, respectively. In addition, during the last quarter of 1997, management leveraged the capital raised in the Series A Offering by purchasing in two transactions an aggregate of $408.8 million of adjustable-rate single-family residential mortgage loans.

      In 1998, the Bank leveraged the capital raised from the IPO primarily through purchases of single-family residential loans totaling $821.7 million. Such loans were generally underwritten in accordance with the Bank's underwriting guidelines for direct originations, and were a mix of adjustable and fixed-rate loans.

      During the year ended December 31, 1999, the Bank purchased $191.6 million of single family residential loans. In order to decrease the Bank's interest rate risk, of the single family loans purchased, $180.9 million become adjustable after 5, 7 or 10 years. Additionally, the Bank sold $92.5 million of long-term fixed-rate single family residential loans. The Bank intends to focus on loan originations, but may continue to selectively purchase residential mortgage loans that meet its underwriting criteria from time to time in order to supplement its loan originations.

      A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1999, the Bank's regulatory limit on loans-to-one borrower was $37.4 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $29.8 million, $25.0 million, $25.0 million $21.0 million and $21.0 million. Four of the five largest loans or loan concentrations were secured by commercial real estate and multi-family residential properties. The fifth loan, a $25.0 million loan is secured by marketable securities. All of these loans or loan concentrations were performing in accordance with their terms at December 31, 1999.

      Single-Family Residential Real Estate Loans. Although the Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences, more recently, the Bank has placed less emphasis on such lending and has placed increased emphasis on commercial and consumer lending. At December 31, 1999, $1.5 billion or 57.1% of the Bank's total gross loan portfolio consisted of single-family residential loans. The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation except for non-conforming loan size which would permit the sale of loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market.

      Although the Bank has historically originated its single-family residential loans internally, in an effort to enhance its ability to originate greater volumes of loans without increasing its staff, during 1997, the Bank entered into agreements with various mortgage brokers with respect to the origination of single-family residential loans. Under the terms of such agreements, the mortgage brokers originate loans on behalf of the Bank using the Bank's loan documents. Such loans (which generally conform except for the size of the loans with FHLMC and FNMA resale requirements) are originated and underwritten in accordance with the Bank's underwriting policies. Currently, the Bank originates approximately 75% of its single-family residential loans pursuant to such mortgage broker relationships. The Bank currently utilizes approximately 38 mortgage brokers and management believes that its single-family loan originations are of high quality based on its scoring results (average FICO score as of December 31, 1999 of over 700). Substantially all of the single-family residential loans originated by the Bank (either internally or through mortgage brokers) are secured by properties located within the Bank's market area.

      Although the Bank had previously not been an active purchaser of single-family residential loans, during 1997, the Bank established PPCCP as a real estate investment trust ("REIT") and leveraged the capital generated from two transactions through wholesale purchases of an aggregate of $408.8 million of adjustable-rate (based upon a weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) single-family residential loans, which were funded by short- to intermediate-term FHLB advances. Such purchases significantly increased the size of the Bank's residential mortgage portfolio. Similarly, in 1998, the Bank leveraged the proceeds raised from the IPO through wholesale purchases of $821.7 of single-family residential loans. During the year ended, December 31, 1999, the Bank purchased $180.9 million of fixed-rate single-family residential loans which become adjustable after 5, 7 or 10 years. As the Bank is able to increase its loan originations, management intends to, over time, replace its wholesale loan purchases with loans which have been originated internally.

      The Bank currently offers adjustable-rate single-family residential loans with terms of 15 or 30 years. Such loans are amortized on a monthly basis with principal and interest due each month. In addition to these products, the Bank offers a fixed bi-weekly pay option, which results in 26 payments per year, thereby permitting a customer to pay off the loan faster than would otherwise be the case. At December 31, 1999, the Bank had $1.1 billion or 71.7% of fixed-rate single-family residential loans in its single-family residential portfolio.

      Since the 1980's, the Bank has also offered a variety of adjustable- rate single-family residential mortgage loans. Such loans generally have up to 30 year terms. Presently, the Bank offers a "5/1 Product," in which the loan is fixed- at origination for a five year period, after which the interest rate adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 28.3% of the single-family residential loans in the Bank's single-family residential loan portfolio at December 31, 1999 had adjustable interest rates.

      Under prior management, the Bank's adjustable-rate loans were tied to COFI, which does not adjust as rapidly to changes in interest rates as the U.S. Treasury constant comparable maturity index now utilized by the Bank. The Bank has discontinued the use of COFI-based loans. At December 31, 1999, 31.7% of the Bank's adjustable-rate single-family loans were tied to COFI.

      Adjustable-rate mortgage loans decrease but do not eliminate the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans also fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increase, thus increasing the potential for default.

      The Bank is permitted under applicable law to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio). However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will generally lend up to 90% of the appraised value of the property securing a single-family residential loan. However, the Bank generally obtains private mortgage insurance on the principal amount that exceeds 80% of the appraised value of the security property. For properties with an appraised value in excess of $400,000, the Bank will generally not lend in excess of 80%. At December 31, 1999, $16.9 million or 1.1% of the Bank's single-family residential loans had loan-to-value ratios in excess of 80% and did not have private mortgage insurance. In addition, as of such date, the Bank's single- family residential loans had a weighted average loan-to-value ratio of 65%.

      In 1997, the Bank sold the servicing rights both with respect to substantially all of its residential mortgage loans as well as the residential mortgage loans which the Bank was servicing for others to Temple Inland Mortgage Corporation (the "Residential Servicing Agent"), a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party. The sale of loan servicing was predicated upon new management's determination that it was costly and inefficient for the Bank to service a varied collection of loan products which it no longer offered. The Bank recognized a gain on sale of $3.2 million during the year with respect to the Bank's loans serviced for others and an additional $5.3 million, related to the Bank's mortgage loans, which was deferred and is being recognized over the estimated lives of the related loans.

      In connection with the Bank's sale of servicing, the Bank entered into a servicing agreement with the Residential Servicing Agent (the "Residential Servicing Agreement"), pursuant to which the Residential Servicing Agent serviced substantially all of such residential mortgage loans. The Bank also entered into a forward production servicing purchase and sale agreement with the Residential Servicing Agent with respect to new residential loan originations. However, the Bank terminated this agreement in early 1998, and the Bank began servicing all of the residential mortgage loans it originated after February 20, 1998.

      Multi-Family and Commercial Real Estate Loans. At December 31, 1999, the Bank had an aggregate of $327.3 million and $420.9 million invested in multi-family and commercial real estate loans, respectively, or 12.6% and 16.3% of the gross loan portfolio, respectively. The Bank has generally targeted higher quality, smaller commercial real estate loans with principal balances of up to $5.0 million. In originating such loans, the Bank relies on relationships it has developed with brokers, correspondents and mortgage brokers.

      The Bank's portfolio of multi-family loans are secured by multi-family properties of five units or more, while the Bank's commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in California. The Bank will presently originate these loans for terms of up to 10 years based upon a 20 to 25 year loan amortization period and up to 15 years for loans amortized over a period of 15 years or less. The Bank will originate these loans on both a fixed-rate or adjustable-rate basis, with the latter based primarily on the one year or ten year U.S. Treasury index of constant comparable maturities. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is 75%. As part of the criteria for underwriting commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.20 or more. It is also the Bank's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.

      Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by imposing stringent loan-to-value ratios, requiring conservative debt coverage ratios, and continually monitoring the operation and physical condition of the collateral.

      Originations of multi-family and commercial real estate loans increased from an aggregate $40.0 million during the year ended December 31, 1997 to $124.1 million during the year ended December 31, 1998 to $264.5 million during the year ended December 31, 1999. The Bank began making purchases of multi-family and commercial real estate loans during the year ended December 31, 1997. Such loan purchases aggregated $23.5 million in 1998 and $1.6 million in 1999.

      Commercial Business and Consumer Loans. The Bank is placing increased emphasis on the development of commercial business and consumer lending programs within the areas serviced by its branches. Toward that end, during 1998 and 1999 the Bank hired over 25 individuals with significant expertise in commercial and consumer credit administration and lending. Except for loans secured by deposits, the Bank did not engage in this type of lending activity prior to 1996. During the years ended December 31, 1999, 1998 and 1997, the Bank originated $362.5 million, $94.0 million and $32.6 million, respectively, of commercial business and consumer loans including loans secured by deposits, which amounted to 43.7%, 15.5% and 20.3% of total originations during such respective periods.

      The Bank is originating and intends to originate commercial business loans including working capital lines of credit, inventory and accounts receivable loans (including a specialized accounts receivable loan product for small business), equipment and other asset-based financing (including equipment leases), term loans and loans guaranteed by the Small Business Administration ("SBA"). Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 75% or less. Loan terms may vary from one to seven years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal Prime Rate, plus a margin.

      The Bank intends to grow its SBA lending business, on which loans are guaranteed up to certain levels by the SBA. The SBA-guaranteed loans bear adjustable-rates tied to the lowest published New York prime rate, adjusted monthly, plus a margin, which depends on the term of the loan. The loans generally have amortization schedules of seven to 25 years, depending on the purpose of the loan. Each loan is reviewed by the SBA and, depending on the size of the loan and the proposed use of proceeds, the SBA establishes what percentage of the loan it will guarantee. The guarantee cannot exceed 80% of the loan or $750,000, whichever is less. The guarantee applies not only to the principal, but also covers accrued interest, foreclosure costs, legal fees and other expenses. The Bank plans to obtain preferred lender status, which will permit it to underwrite and close such loans much more promptly. At December 31, 1999, approximately $18.4 million of the Bank's $159.7 million in commercial business loans were comprised of SBA loans.

      The Bank is authorized to make loans for a wide variety of personal or consumer purposes but had not engaged in any lending other than loans secured by deposits for most of the 1990s. The Bank began originating home equity loans and lines of credit and automobile loans in August 1996 in order to provide a wide range of products and services to its customers. The Bank also offers overdraft protection and unsecured lines of credit. At December 31, 1999, home equity loans and lines amounted to $9.7 million. On owner-occupied homes, these loans and lines are originated by the Bank for up to 80% of the first $500,000 of appraised value, plus 75% of the value from $500,001 to $1,000,000, plus 60% of the value from $1,000,001 to $1,500,000, less the amount of any prior liens on the property. For non- owner occupied properties, the Bank will lend up to 75% of the first $400,000 of appraised value, plus 60% of the value from $400,001 to $1,000,000, less the amount of any prior liens on the property. Home equity loans and lines of credit have a maximum term of 25 years and carry variable interest rates. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage).

      The Bank also originates loans secured by new and used automobiles, primarily through an indirect lending program with automobile dealers. The maximum term for the Bank's automobile loans is 84 months for a new luxury car loan and 72 months for a used luxury car loan. For all other models, the maximum term is 72 months for new vehicles and 60 months for used vehicles. The Bank will lend up to 100% of the purchase price on new car loans with a purchase price of $25,000 or more, and up to 80% for new and used vehicles (up to five years). On used vehicles, the Bank will finance up to 80% of the lower of the total purchase price or 100% of the National Automobile Dealers' Association Wholesale Blue Book Value. The Bank requires all borrowers to maintain automobile insurance with the Bank named as loss payee. At December 31, 1999, the Bank had $2.6 million of direct automobile loans in portfolio. During 1998, the Bank hired an individual with significant experience to manage the Bank's indirect automobile lending program. As a result, the Bank has increased its originations of indirect automobile loans. The Bank currently originates such loans through approximately 61 dealers, all of which are located in California. Although management believes that less than 10% of the Bank's indirect automobile loan portfolio at December 31, 1999 consisted of loans made to "subprime" borrowers at the time of origination, less than 10% of current originations are being made to such "subprime" borrowers. The Bank intends to securitize and sell a portion of its indirect automobile loan portfolio in the future. At December 31, 1999, the Bank had $178 million of indirect automobile loans in its portfolio with an effective yield of 9.03%. At December 31, 1999, 0.98% of the indirect automobile portfolio (net of repossessions) was delinquent 30 days or more.

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

Asset Quality

      General. The Bank's loan review function is carried out through an internal asset review process which is supplemented on a quarterly basis by loan reviews conducted by an unaffiliated firm. The Bank maintains an Internal Asset Review Committee and Loan Review and Special Assets Departments and maintains updated loan underwriting, credit, collection and monitoring procedures. Management initiated a policy to take title to non-performing assets as promptly as practicable and improve the properties' physical condition where appropriate so that marketing efforts may be commenced. In the case of commercial properties, management takes steps to enhance net operating income with respect to its properties in order to command a better sales price. The Bank's future results of operations will be significantly affected by its ability to continue to maintain its reduced level of non-performing assets without incurring additional material losses.

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

      Non-Performing Assets. With respect to residential mortgage loans, as described under "--Single-family Residential Real Estate Loans," the Residential Servicing Agent services a substantial amount of the Bank's loan portfolio. The Bank began servicing all of the residential mortgage loans it originated after February 20, 1998. The Residential Servicing Agreement requires the Residential Servicing Agent to foreclose upon or otherwise comparably convert the ownership of properties securing such residential mortgage loans as they come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments. When residential mortgage loans handled by the Residential Servicing Agent go into non-accrual status, the Bank may request that they be transferred back to the Bank. All loans serviced by the Residential Servicing Agent which become real estate owned are automatically transferred to the Bank.

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

      The receiver has specific criteria to fulfill with respect to the management of the property on behalf of the Bank. The first responsibility is to gain control of the cash generated from the property. The receiver is responsible for all collection activity. In addition, the receiver is required to prepare forward forecasting with respect to occupancy and potential rent collections. Approximately 30 to 60 days after a receiver is appointed, the Bank will order a third party appraisal report. The information pertaining to the property operations will be supplied to the appraiser by the receiver. The Bank's in-house Appraisal Department reviews the third party appraisal report for accuracy and reasonableness of assumptions.

      The receiver and the Bank work together in preparing a budget for potential repairs and maintenance, as well as capital expenditure items needed at the property. It is the policy of the Bank to instruct the receiver to utilize all net operating income available to restore the property or units of current vacancy to "lease ready" condition.

      A review of the collateral value is performed to determine if sufficient equity exists to repay the indebtedness in the event of a foreclosure and subsequent sale of the property. The valuation is prepared by the Bank's Appraisal Department. The valuation is performed under two scenarios. First, a review of the current market conditions of similar properties within the collateral property's market is completed to ascertain comparable rent and sale data. Second, a discounted cash flow analysis is prepared, utilizing current investor return requirements and capitalization rates. Once a value for the property has been estimated based upon its ability to generate cash flow, expenses associated with the sale of the property, such as broker commissions and closing costs are deducted from the estimated value. A comparison of this amount is made to the loan balance to determine whether a specific allowance or a write-off is appropriate.

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

      In preparing a real estate owned property to be marketed for sale, certain repairs are undertaken and other repair items are left as negotiating points pertaining to the sale contract. The Bank may offer to adjust the sale price for such minor repair items, or may offer to deliver the property in a repaired state. As part of the disposition strategy, the Bank may offer financing at current market terms to qualified buyers of the real estate owned. Generally, the Bank requires that the purchaser/borrowing entity provide a minimum of 20% cash toward the purchase of the property. Terms offered are similar to terms being offered on other new originations and at comparable rates. The Special Assets Department makes great efforts to ensure that the underwriting for a loan to facilitate is comparable to other new loan production, and that the transactions are done at arms-length and reflect fair market terms.

      Troubled Debt Restructuring. A loan constitutes a troubled debt restructuring ("TDR") if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Among other things, a TDR involves the modification of terms of the loan, including a reduction of the interest rate, an extension of the maturity date at a stated interest rate lower than the current market for new loans with similar risk, a reduction of the face amount of the loan or a reduction of accrued interest. The Bank provides an allowance for the loss of previously accrued but uncollected interest on TDR's, as well as non-accrual loans. Currently, the Bank's TDR's consist of loans collateralized by single- and multi-family residential properties. The majority of these restructurings were entered into during the early 1990's when economic conditions in California were severely depressed or in conjunction with damage to the collateral properties caused by the Northridge earthquake.

Management's decision to provide such restructurings was based upon both an internal assessment of the situation and a consensus of other lenders in California who believed that this resolution would be the most effective mitigating measure. Management considers all loans formerly treated as TDR's to be impaired loans in the year of restructuring. Generally, such loans, as well as those previously placed on non-accrual status, are returned to accrual status when the borrower has had a period of repayment performance for twelve consecutive months.

      The Bank's management has aggressively focused on problem asset rehabilitation, and has undertaken a number of initiatives in this area. The Bank has established an Internal Asset Review Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer, the Senior Lending Officer and the Vice President and Loan Review Officer. The Committee meets at least monthly and monitors the Bank's assets to ensure proper classification. All multi-family commercial real estate and commercial assets in excess of $500,000, regardless of performance, are reviewed at least once each year. Assets that are classified as special mention are reviewed every six months and those assets classified as substandard are reviewed every three months and, if collateral dependent, a market value analysis is performed on the property to determine whether valuation allowances are required. Loans that are non-performing, subject to workout or forbearance or classified substandard are monitored and managed by the Senior Lending Officer. Assets that are foreclosed and become real estate owned continue to be managed by the Senior Lending Officer through resolution.

Investment Activities

      The Bank's securities portfolio is managed by the Senior Executive Vice President and Chief Financial Officer in accordance with a comprehensive written Investment Policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the Board of Directors of the Bank. The management of the securities portfolio is set in accordance with strategies developed by the Bank's Asset/Liability Management Committee.

      The Bank's Investment Policy authorizes the Bank to invest in U.S. Treasury obligations (with a maturity of up to five years), U.S. agency obligations (with a maturity of up to ten years), U.S. Government agency mortgage-backed securities (limited to no more than 50% of the Bank's total assets), bankers' acceptances (with a maturity of 180 days or less), FHLB overnight deposits, investment-grade corporate trust preferred obligations, investment-grade commercial paper (with a maturity of up to nine months), federal funds (with a maturity of one month or less), certificates of deposit in other financial institutions (with a maturity of one year or less), repurchase agreements (with a maturity of six months or less), reverse repurchase agreements (with a maturity of two years or less) and certain collateralized mortgage obligations (with a weighted average life of less than ten years).

      At December 31, 1999, the Bank's securities portfolio consisted of $425.8 million of mortgage-backed securities, $421.5 million of which were classified as available-for-sale and $4.3 million of which were classified as held-to-maturity, $34.2 million of U.S. Government agency obligations, $241.9 million of investment-grade trust preferred securities and $74.3 million of SBA certificates and other asset backed securities. Of the Bank's total investment in mortgage-backed securities at December 31, 1999, $26.7 million consisted of Government National Mortgage Association ("GNMA") certificates, $240.9 million consisted of FNMA certificates, $110.7 million consisted of non-agency certificates and $47.5 million consisted of FHLMC certificates. Of the $425.8 million of mortgage-backed securities at December 31, 1999, $296 million consisted of fixed-rate securities and $129.8 million consisted of adjustable-rate securities. Of the Bank's $34.2 million of U.S. Government and federal agency obligations at December 31, 1999, none were scheduled to mature within one through five years thereof, $34.2 million were scheduled to mature after five through ten years thereof and none were scheduled to mature after ten years. Of the Bank's $742 million of mortgage-backed and other securities available-for-sale as well as held-to-maturity at December 31, 1999, none were scheduled to mature within one year thereof, $62.4 million were scheduled to mature after one through five years thereof, $147.9 million were scheduled to mature after five through ten years thereof and $531.7 million were scheduled to mature after ten years. The Bank's aggregate securities portfolio, net of repayments and prepayments and sales, increased by $430.4 million or 74.1% between 1997 and 1998 and decreased by $235.0 million or 23.2% during 1999. At December 31, 1999, such portfolio amounted to $776.2 million.

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

      The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $252,700. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

Sources of Funds

      General. The Bank will consider various sources of funds to fund its investing and lending activities and evaluates the available sources of funds in order to reduce the Bank's overall funding costs, subject to the Bank's asset and liability management policies. Deposits, reverse repurchase agreements, advances from the FHLB of San Francisco, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in the Bank's lending and investing activities, and for other general business purposes. Management of the Bank closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which it believes to be the most cost effective, consistent with the Bank's asset and liability management policies. Products are priced each week through the Bank's Asset Liability Management Committee.

      Deposits. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include passbook accounts, checking accounts, money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo (generally greater than $100,000) certificates and public deposits.

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

      The Bank currently operates a total of 44 ATMs. As of June 30, 1999, after giving effect to the consolidation activity in California, the Bank ranked seventh in terms of thrift deposit market share in Los Angeles, Orange and Ventura Counties.

      Borrowings. The Bank obtains both fixed and variable-rate long and short-term advances from the FHLB of San Francisco upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and investment securities or lending activities and have been collateralized with a pledge of loans, securities in the Bank's portfolio or any mortgage-backed or investment securities purchased.

      Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Bank had total FHLB of San Francisco advances of $1.1 billion at a weighted average interest rate of 5.15%, $614 million of which matures in 2000, $200 million of which matures in 2003 and the remaining $310 million of which matures in 2008. Certain of these advances from the FHLB of San Francisco have call provisions. FHLB advances decreased by $74 million during 1999.

      The Bank increasingly relies on obtaining funds from the sale of securities to investment dealers under reverse repurchase agreements. At December 31, 1999, reverse repurchase agreements amounted to $381 million, as compared to $364 million and $341 million at December 31, 1998 and 1997, respectively. As of December 31, 1999, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements was 2.4 years compared to
3.73 years at December 31, 1998 and 2.71 years at December 31, 1997, and such reverse repurchase agreements had a weighted average interest rate of 5.85% compared to 5.61% and 5.76% at December 31, 1999, 1998 and 1997, respectively. Certain of the reverse repurchase agreements have call provisions. In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (which range in maturity from overnight to ten years) at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Bank has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Bank's securities in the normal course of their operations. However, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost short-term funding source for the Bank. Nevertheless, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, the Bank only deals with large, established U.S. investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than sales of securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements.

      In December, 1999, the Company secured a $10 million line of credit from a third-party commercial bank for working capital purposes and to fund the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. As of December 31, 1999, $4.7 million of the line of credit had been utilized.

Competition

      The Bank experiences significant competition in both attracting and retaining deposits and in originating real estate, commercial business and consumer loans.

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

      In addition, there is strong competition in originating and purchasing real estate, commercial business and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, loan-to-value ("LTV") ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. The Bank's future performance is dependent on its ability to originate a sufficient volume of loans and attract deposits in its local market areas. There can be no assurance that the Bank will be able to effect such actions on satisfactory terms.

Subsidiaries

      The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is primarily for community development purposes. In addition, the Bank is permitted to make an unlimited investment in one or more operating subsidiaries, which are permitted to engage only in activities that the Bank may undertake directly. PPCCP is such an operating subsidiary of the Bank. As of December 31, 1999, the Bank maintained one operating subsidiary, four direct service corporations and one indirect service corporation subsidiary consisting of SoCal Mortgage Corporation ("SMC"), Direct Investment Company of Southern California ("DIC"), SCP Investments, Inc. ("SCP"), Continental Development of California, Inc. ("CDC") and SCS Insurance Services, Inc. ("SCS"). At December 31, 1999, the Bank's investment in its five service corporation subsidiaries amounted to $39.2 million in the aggregate.

      PPCCP was established as an operating subsidiary of the Bank in 1997 to acquire, hold and manage primarily mortgage assets and to operate in a manner so as to quality as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1997. In October 1997, PPCCP commenced its operations upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share. The Series A Preferred Shares are traded on the Nasdaq National Market under the symbol "PPCCP."

      SMC is an inactive corporation which was formed in 1987 to originate mortgage loans. However, SMC has never conducted any business since it was organized. DIC was formed in 1987 to acquire, develop, construct and sell real estate developments and is currently inactive. DIC owns 100% of the capital stock of SCP which was formed in 1989 to invest in various real estate development projects. In 1998, SCP sold the Bank's last remaining real estate development project consisting of 62 acres of vacant land located in Corona, California.

      CDC was formed in 1969 for the purpose of acquiring, developing, constructing and selling real estate developments. CDC does not currently hold any real estate and CDC's sole operation consists of acting as trustee under the Bank's deeds of trust with respect to its mortgage lending.

      SCS was formed in 1984 in order to sell, through the Bank's branch offices, annuities and various other investments as well as other insurance products to the Bank's account holders and members of the general public. During the years ended December 31, 1999, 1998 and 1997, SCS recognized net earnings of $434,000, $434,000 and $362,000, respectively.

Regulation

      The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the SAIF.

      The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Certain federal banking laws have been recently amended. See "Regulation of Savings and Loan Holding Companies-Financial Modernization."

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

      The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid, unless an application is required. See "Regulation of Federal Savings Banks-Capital Distribution Regulation."

      Affiliate Restrictions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under
Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

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

      Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

      Liquid Assets. Under OTS regulations, for each quarter, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. The Bank maintains liquid assets in compliance with these regulations.

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

      The Bank's Tier-1 risk-based capital ratio was 11.08%, its leverage capital ratio was 6.78% and its total risk- based capital ratio was 11.96% at December 31, 1999.

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

      Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

      Capital Distribution Regulation. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings associations. Capital distributions currently are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers. The current regulation requires savings associations to file an application or notice with the OTS depending on whether the association and the proposed dividend fall within certain criteria such as the association's capital classification and the amount of the proposed dividend. Since the Bank is a subsidiary of a savings and loan holding company, the Bank is presently required to give the OTS at least 30 days notice prior to distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

      Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. A savings association may qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code. As of December 31, 1999 the Bank's QTL percentage was 71.3%.

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

      Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points was added to the regular SAIF-assessment and the regular BIF-assessment, respectively, in order to cover Financing Corporation debt service payments.

      Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF satisfied the required reserve ratio prior to the SAIF, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, the Bank made application to the FDIC for an exemption from this one-time special assessment, which exemption was approved on October 5, 1996. As a result, the Bank was exempt from paying the special one-time assessment and instead, paid subsequent assessments at the assessment rate schedule in effect as of June 30, 1995. However, upon consummation of the IPO, the Bank used $4.5 million of the proceeds from the IPO to pay the FDIC the special assessment which the Bank had previously received permission from the OTS to defer. As a result, the Bank's assessment rate was reduced from 35.28 basis points to 9.1 basis points (which included in each are the Financing Corporation debt service payments).

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

      Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. NOLs can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 1999, the Bank had an alternative minimum tax credit carryforward of approximately $1.7 million.

      Net Operating Loss Carryforwards. The Code allows net operating losses ("NOLs") for tax years beginning before August 5, 1997 to be carried back and deducted from taxable income for the three preceding taxable years and carried forward and deducted from taxable income for the fifteen succeeding years taxable years. For taxable years beginning after August 5, 1997, NOLs can be carried back and deducted from taxable income for the two preceding taxable years and carried forward and deducted from taxable income for the twenty succeeding taxable years. The Company had federal tax NOLs of approximately $153.4 million at December 31, 1999.

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

      The Bank's 1992 recapitalization (the "1992 recapitalization") resulted in an ownership change within the meaning of Section 382 of the Code (the "1992 Ownership Change"). The 1992 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize its NOLs in any one year of approximately $7.7 million. At December 31, 1999, the Bank had $30.1 million of NOLs which were created prior to the 1992 Ownership Change.

      Similarly, the IPO resulted in a second ownership change within the meaning of Section 382 of he Code (the "1998 Ownership Change"). The 1998 Ownership Change resulted in an annual Section 382 limitation on the Bank's ability to utilize any NOLs created prior to the 1998 Ownership Change but after the 1992 Ownership Change in any one year of approximately $21.3 million. At December 31, 1999, the Bank had $111.2 million of NOLs which were created prior to the 1998 Ownership Change but after the 1992 Ownership Change.

      Treatment of Rights. KPMG LLP has issued an opinion to the Company and the Bank to the effect that, for federal income tax purposes, the Rights (as defined and described under Item 3. Legal Proceedings) evidenced by the terms of the Shareholder Rights Agreement (as defined and described under Item 3. Legal Proceedings) should be treated as stock of the Company for purposes of Sections 382(e), 311(a) and 305(a) of the Code. Thus, the Company should recognize no gain or loss on the distribution of the Rights to the Material Stockholders with respect to their ownership of Company common stock. In addition, the Bank should not recognize gain or loss on the Company's distribution of the Rights to the Material Stockholders. Finally, the amount of value taken into account for purposes of determining the annual Section 382 limitation should include the value of the Rights. Despite the Company's receipt of the foregoing opinion from KPMG LLP, such opinion is not binding on the Internal Revenue Service ("IRS") and no assurance can be made that the IRS will treat the Shareholder Rights Agreement as stock of the Company for federal income tax purposes.

      State Taxation. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporation (but generally not paid by banks or financial corporations such as the Bank); however, the total rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Bank had no state tax NOLs at December 31, 1999.

ITEM 2. PROPERTIES

      The following table sets forth certain information with respect to the Company's offices at December 31, 1999.

                                                                       Net Book Value of
                                               Lease/Owned                Property at             Total Deposits at
           Office Location                Lease Expiration Date        December 31, 1999          December 31, 1999
           ---------------                ---------------------        -----------------          -----------------
                                                                    (Dollars in Thousands)
Executive Office (and Branch):

Los Angeles
5900 Wilshire Blvd.                              Leased                      $2,098                    $15,824
3rd, 15th and 16th Floors                        04/2006
 Los Angeles, CA 90036                     Option: 1 - 5 years

Branch Offices:

North Hollywood
6350 Laurel Canyon Blvd.                         Leased                         147                     61,733
North Hollywood, CA 91606                        09/2009
                                           Option: 1 - 5 years

Long Beach
525 East Ocean Blvd.                             Leased                         243                     48,641
Long Beach, CA 90802                             02/2010
                                          Option: 1 - 10 years

Beverly Hills
9100 Wilshire Blvd.                              Leased                         119                    129,596
Beverly Hills, CA 90212                          03/2010
                                           Option: 1 - 5 years

Orange
216 E Chapman Avenue                             Leased                         117                     99,793
Orange, CA 92866-1506                            01/2001
                                           Option: 2 - 5 years

Pacific Palisades
15305 Sunset Blvd.                               Leased                         211                     74,691
Pacific Palisades, CA 90272                      12/2006
                                          Option: 1 - 10 years

Montebello
1300 W Beverly Blvd.                             Leased                         192                     99,694
Montebello, CA 90640                             08/2003
                                          Option: 1 - 10 years

Garden Grove
12112 Valley View                                 Owned                         141                     80,937
Garden Grove, CA 92845

Simi Valley
1445 Los Angeles Ave.                            Leased                         143                     98,442
Simi Valley, CA 93065                            01/2002
                                          Option: 1 - 30 months
                                         followed by 3 - 5 years

                                                                       Net Book Value of
                                               Lease/Owned                Property at             Total Deposits at
           Office Location                Lease Expiration Date        December 31, 1999          December 31, 1999
           ---------------                ---------------------        -----------------          -----------------
                                                                    (Dollars in Thousands)
Sylmar
13831 Foothill Blvd.                             Leased                         143                     51,975
Sylmar, CA 91342                                 09/2002
                                          Option: 2 - 10 years

Buena Park
5470 Beach Blvd.                                 Leased                         129                     31,602
Buena Park, CA 90621                             12/2004
                                           Option: 3 - 5 years

North Hollywood
12848 Victory Blvd.                              Leased                          79                     89,790
North Hollywood, CA 91606                        05/2000

Beverly/Serrano
4500 W. Beverly Blvd.                            Leased                         154                     42,415
Los Angeles, CA 90004                            01/2006
                                           Option: 2 - 5 years

Tarzana
19500 Ventura Blvd.                              Leased                         202                     81,311
Tarzana, CA 91356                                10/2002

Burbank
240 North San Fernando Road                      Leased                         360                    160,836
Burbank, CA 91502                                09/2000
                                           Option: 2 - 5 years

No. Irvine
4860 Irvine Blvd.                                Leased                         159                     18,682
Irvine, CA 92620                                 12/2010
                                          Option: 1 - 20 years

Santa Clarita
26425 Sierra Highway                              Owned                         199                     69,625
Santa Clarita, CA 91321

Ventura
996 South Seaward Ave.                           Leased                          98                     65,306
Ventura, CA 93001                                10/2001
                                           Option: 1 - 3 years

Calabasas
23642 Calabasas Road, Bldg 2                     Leased                         160                     70,864
Calabasas, CA 91302                              03/2007

Irvine
15475 Jeffrey Road                               Leased                         218                     58,025
Irvine, CA 92620-4102                            10/2005

Fairfax
145 South Fairfax Avenue                         Leased                         116                     86,029
Los Angeles, CA 90036                            01/2003
                                           Option: 1 - 5 years

                                                                       Net Book Value of
                                               Lease/Owned                Property at             Total Deposits at
           Office Location                Lease Expiration Date        December 31, 1999          December 31, 1999
           ---------------                ---------------------        -----------------          -----------------
                                                                    (Dollars in Thousands)
Westminster
15555 Brookhurst Street                          Leased                         159                     19,264
Westminster, CA 92683                            09/2000
                                           Option: 2 - 5 years

San Pedro
28110 South Western Avenue                        Owned                         770                     92,262
San Pedro, CA 90732                                                          ------                 ----------

                                                                             $6,357                 $1,647,337
                                                                             ======                  =========

      In addition to the foregoing branch office locations, the Bank currently operates 44 ATMs.

ITEM 3. LEGAL PROCEEDINGS

      Except with respect to the Goodwill Litigation and the Ancillary Litigation, each of which is defined and discussed below, neither the Company nor the Bank is involved in any legal proceedings which are material to the Company. The Bank is involved in routine legal proceedings from time to time which arise in the normal course of its business.

The Goodwill Litigation

      General. On January 28, 1993, the Company, the Bank and certain current and former stockholders of the Company (collectively, the "Plaintiffs") filed a complaint against the United States in the United States Court of Federal Claims ("Court of Claims") seeking damages for breach of contract and for deprivation of property without just compensation and without due process of law. The Company's and Bank's allegations in the complaint arose out of the abrogation of certain contractual promises made to the Company and to the Bank, by the Federal Home Loan Bank Board (the predecessor to the OTS) and the Federal Savings and Loan Insurance Corporation ("FSLIC") (the federal fund which previously insured the deposits of savings institutions) in exchange for the Company's agreement to acquire and to operate the Bank which was then a failed thrift institution. One of the current stockholders of the Company, Arbur, Inc. ("Arbur") is also a plaintiff in the case, which is entitled Southern California Federal Savings and Loan Association, et al. v. United States, No. 93-52C (the "Goodwill Litigation"). The Plaintiffs' claims arose from changes, mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing the Bank's regulatory capital. As discussed below, the Goodwill Litigation was stayed pending the resolution on appeal of several cases which present issues similar to those presented by the Goodwill Litigation.

      In connection with the Company's acquisition of the Bank in April 1987, the Bank was permitted to include in its regulatory capital and recognize as supervisory goodwill $217.5 million of cash assistance provided to the Bank by the FSLIC (the "Capital Credit"), as well as $79.7 million of goodwill which was recorded by the Bank under generally accepted accounting principles ("GAAP"). In August 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as the Bank were no longer permitted to include goodwill in their regulatory capital (subject to a gradual phase out which expired on December 31, 1994). Consequently, the Bank was required to write-off its goodwill subject to a regulatory phase-out, which resulted in the Bank failing to comply with its minimum regulatory capital requirements during 1990 and 1991. The balance of the Bank's GAAP goodwill was written off as unrealizable in 1992.

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

      The Court of Claims issued a Case Management Order ("CMO") in all of the Winstar Cases, including the Goodwill Litigation. The CMO sets forth procedures for all of the plaintiffs and the defendant, the United States, to follow relating to the exchange of documents, filing of partial summary judgment motions with respect to liability only, discovery on damages issues and the timing of all of the Winstar Cases being set for trial. Pursuant to the CMO, the Company and the Bank filed a motion for partial summary judgment as to the Government's liability to the them for breach of contract. The Government's response thereto appears to concede that there was a contract allowing the Bank to apply the Capital Credit to regulatory capital and that, by enacting FIRREA, the Government acted inconsistently with that contract. The Government still maintains that it does not have liability with respect to the Bank's $79.7 million of GAAP goodwill. Furthermore, the Government contends that only the Bank and not the Company nor the other Plaintiffs have standing to pursue breach of contract claims. The Court of Claims has not yet ruled on this motion for partially summary judgement

      Assuming a settlement is not reached and based upon the status of the proceedings in the Winstar Cases and the CMO, the Goodwill Litigation is not expected to be set for trial for at least another year. The amount of damages the Plaintiffs have suffered as a result of the Government's breach of contract has not yet been determined. In addition, although the decision of the Supreme Court in the Winstar Cases has been rendered, there can be no assurance that the court will not reach a different conclusion in the Goodwill Litigation. To date, there have been no material substantive settlement discussions to resolve the Goodwill Litigation by and among the Company, the Bank and the Government and no trial date has been set.

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

      In May 1997, Ariadne filed a lawsuit against the Company, the Bank, the Company's former stockholders and Arbur seeking damages and a constructive trust based upon causes of action for breach of contract; anticipatory breach of contract; breach of fiduciary duty; fraud; negligent misrepresentation, and mistake of fact. Ariadne was a preferred stockholder in the Company and the Bank which subordinated its interest as part of the 1992 recapitalization of the Company to the new investors, the Trustees of the Estate of Bernice Pauahi Bishop (the "Bishop Estate"), BIL Securities (Offshore) Limited ("BIL Securities") and Arbur (collectively, the "Material Stockholders"), and then consented to the redemption of all of its stock for approximately $50,000 as part of the 1995 recapitalization. Ariadne alleges that there was an oral and/or implied in fact contract between Ariadne and the defendants that Ariadne would have a right to a portion of any monetary damages awarded to the Company and the other individual defendants (but not the Bank) in the Goodwill Litigation, notwithstanding that Ariadne was not a named plaintiff in the action. Ariadne further alleges that when it agreed to have its stock redeemed, it was misled as to its right relating to participation in any recovery from the Goodwill Litigation and the value of its stock and investment in the Company and the Bank as a result of such Goodwill Litigation. In August 1998, Ariadne named the Bishop Estate and BIL Securities and certain affiliates of BIL Securities as defendants in this lawsuit. In June 1999, Ariadne amended its complaint to include Ariadne's parent company as a plaintiff and to allege additional causes of action against the defendants. Ariadne's amended complaint seeks damages in an amount not specified but in excess of $63 million. The Company and the Bank (by demurrer and summary judgement) successfully eliminated most of Ariadne's causes of action against them.

However, these rulings are subject to appeal by Ariadne. The Company and the Bank intend to continue to defend this action vigorously. For purposes of the Shareholder Rights Agreement, discussed below, the Ariadne lawsuit against the Company and the Bank, among others, is considered to be "Ancillary Litigation."

      Damages. Although the Company and the Bank have conducted preliminary reviews of the damages allegedly suffered by the Company and the Bank, no conclusive determination has been made regarding the amount or type of such damages. Moreover, the Company and the Bank believe that there are no finally adjudicated precedents on how to assess damages in cases such as the Goodwill Litigation. In addition, the Government may argue that some or all of the damages proffered by the Plaintiffs are too speculative to permit a recovery. Therefore, even if the Plaintiffs prevail in establishing the liability of the United States, there can be no assurances as to the amount, if any, and type of damages that they may recover. Without limiting the generality of the foregoing, there can be no assurance that the Plaintiffs will obtain any cash recovery in the Goodwill Litigation. Furthermore, assuming that there is a cash recovery, it is impossible to predict the amount of the Litigation Recovery (as defined below) because the fees, costs and taxes associated with the Litigation Recovery cannot be estimated. To the extent that the Plaintiffs must engage in protracted litigation, such fees and costs may increase significantly.

The Shareholder Rights Agreement

      General. The Company, the Bank and each of the Material Stockholders (i.e., the Bishop Estate, BIL Securities and Arbur) have entered into an agreement (the "Shareholder Rights Agreement"), the effective date of which was the commencement of the IPO, whereby each Material Stockholder received one Contingent Goodwill Participation Right (each a "Right" and collectively, the "Rights") for each share of Common Stock held by the Material Stockholder as of the date of the Shareholder Rights Agreement.

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

      None of the Material Stockholders have paid any cash or other consideration to the Company and/or the Bank in connection with their entering into the Shareholder Rights Agreement. Any successor to the Company and/or the Bank shall assume the rights and obligations of the Company and/or the Bank with respect to the Shareholder Rights Agreement. In addition, to the extent that the Company enters into a definitive agreement providing for the acquisition, merger or consolidation of the Company or the Bank in which the Company or the Bank is not the surviving entity, the Company (or any successor thereto) is required to create a statutory business trust under Delaware law (the "Litigation Trust") with five trustees (the "Litigation Trustees") designated by the Material Stockholders. The Litigation Trustees shall have the same authority, identical to and succeeding that of the Litigation Committee of the Board of Directors, which has the responsibility to make all decisions on behalf of the Company and the Bank with respect to the Goodwill Litigation and any claim by a party now pending or hereafter brought seeking in whole or in part any amounts paid or to be paid as part of the Litigation Recovery or a claim by a party other than the Company or the Bank challenging the validity or binding effect of the Shareholder Rights Agreement (the "Ancillary Litigation").

      Litigation Recovery. The Litigation Recovery will equal the cash payment (or any cash resulting from the liquidation of Non-Cash Proceeds (as defined below)) (the "Cash Payment"), if any, actually received by the Company and/or the Bank in the aggregate pursuant to a final, nonappealable judgment in or final settlement of the Goodwill Litigation (including any post-judgment interest actually received by the Company and/or the Bank with respect to any Cash Payment) after deduction of (i) (A) the aggregate fees and expenses incurred after the date of the Shareholder Rights Agreement by the Company and the Bank in prosecuting the Goodwill Litigation and obtaining the Cash Payment (including any costs and expenses incurred with respect to the monetization of any marketable assets received and/or liquidation of Non-Cash Proceeds), and/or
(B) the aggregate liabilities, fees and expenses incurred after the date of the Shareholder Rights Agreement by the Company and the Bank in any Ancillary Litigation, and/or (C) the amount reimbursed to any Litigation Trustee; (ii) any income tax liability of the Company and/or the Bank, computed on a pro forma basis, as a result of the Company's and/or the Bank's receipt of the Cash Payment (net of any income tax benefit to the Company and/or the Bank from making the Recovery Payment to the Material Stockholders, and disregarding for purposes of this clause (ii) the effect of any NOLs or other tax attributes held by the Company and the Bank or any of their respective subsidiaries or affiliated entities); (iii) any portion of the Litigation Recovery (calculated for purposes of this clause (iii) before the deduction of the amounts calculated pursuant to clauses (i) and (ii) above and clause (iv) below) which is determined to be owing to one or more of the Plaintiffs (other than the Company and the Bank) or to any other third parties; and (iv) any portion of the Litigation Recovery (calculated for purposes of this clause (iv) before the deduction of the amounts calculated pursuant to clauses
(i), (ii) and (iii))which Doreen J. Blauschild is entitled to receive as a result of her employment agreement with the Bank, dated as of April 11, 1995 (which entitles Ms. Blauschild to 0.25% of the amount by which any net recovery (i.e., gross amount less attorneys' fees incurred by the Bank) by and payable to the Bank relating to the Goodwill Litigation, whether by judgment or settlement, exceeds $150.0 million).

      Conversion of Rights to Preferred Stock. In the event that applicable laws, rules, regulations, directives or the terms of any judgment or settlement limit or prevent the Bank from distributing any or all of the Litigation Recovery and/or the Company from redeeming the Rights and distributing all or a portion of the Recovery Payment, the Bank shall only distribute such portion of the Litigation Recovery and the Company shall only redeem those Rights (on a pro rata basis) and distribute such portion of the Recovery Payment (on a pro rata basis), to the extent not otherwise restricted. While the Bank has a continuing obligation to distribute the balance of any Litigation Recovery which it has been precluded from paying as soon as permissible, and the Company has a continuing obligation to redeem the balance of the Rights and distribute the balance of any Recovery Payment which it has been precluded from paying as soon as permissible, in no event, however, will the Company's redemption of the Rights result in an aggregate distribution of an amount greater than the Recovery Payment.

      To the extent the Company is prohibited from distributing the Recovery Payment, or any portion thereof, or cannot do so because the Bank is prohibited from distributing the Litigation Recovery to the Company, the Company shall, upon the written request of any Material Stockholder, issue to such Material Stockholder preferred stock of the Company with an aggregate liquidation preference equal in value to the Recovery Payment or portion thereof which the Company shall have been prohibited from distributing or unable to distribute (the "Recovery Payment Preferred"). The terms of the Recovery Payment Preferred shall be set forth in Certificate of Designations and Preferences filed as a supplement to the Company's Amended and Restated Certificate of Incorporation. The Company shall issue the Recovery Payment Preferred upon surrender to the Company of such Material Stockholder's Rights.

      The stated value of each share of Recovery Payment Preferred shall be $1,000. The holders of the Recovery Payment Preferred shall be entitled to receive, when, as and if declared by the Board of Directors and out of the assets of the Company which are by law available for the payment of dividends, cumulative preferential cash dividends payable quarterly on the last day of each calendar quarter commencing with the first full quarter following issuance thereof at a fixed-rate per share of 9 3/4%. Each quarterly dividend shall be fully cumulative and dividends shall accrue, whether or not earned, declared or the Company shall have funds or assets available for the payment of dividends.

      Reimbursement of Fees and Expenses and Indemnification. Under the terms of the Shareholder Rights Agreement, the amount of the Recovery Payment which is to be paid to the Material Stockholders in connection with a Litigation Recovery is to be reduced by, among other things, the fees and expenses incurred in connection with the Goodwill Litigation and any Ancillary Litigation. While such agreement does not legally require reimbursement of such expenses in the event there is no Litigation Recovery, the Material Stockholders have reimbursed the Company and the Bank for their expenses to date and have advised the Board of Directors of their willingness to reimburse the Company and/or the Bank for such fees and expenses upon periodic request by the Company and/or the Bank. No assurance can be made that the Material Stockholders will in fact continue to reimburse the Company and the Bank for any fees and expenses incurred with respect to the Goodwill Litigation and any Ancillary Litigation and the Material Stockholders are not obligated to do so. The Shareholder Rights Agreement provides that the Material Stockholders shall indemnify the Company and/or the Bank for 95% of the liability incurred in any claim by a party now pending (such as Ariadne) or hereafter brought, seeking in whole or in part any amounts paid or to be paid as part of the Litigation Recovery, and 100% of the liability incurred in any claim by a party, other than the Company or the Bank, challenging the validity or binding effect of the Shareholders Rights Agreement.

      Rights of the Material Stockholders. The Material Stockholders will not have any rights to receive any payment pursuant to the Shareholder Rights Agreement except in each case to the extent of the Recovery payment, if any and except as described in the Shareholder Rights Agreement. The Rights (i) will be junior to all debt obligations of the Company and the Bank existing at the time of the redemption except as to an obligation that is expressly made junior to the Rights, (ii) do not have a right to vote, and (iii) will be a senior claim in relation to the right of the holders of any stock of Company, including the Company Common Stock or other preferred stock, whether now existing or hereafter created, as to dividends or as to the distribution of assets upon redemption, liquidation, dissolution, or winding up with respect to a Recovery Payment attributable to any Litigation Recovery (although the Material Stockholders will continue to have such other rights on liquidation attributable to their status as holders of Common Stock).

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PBOC" since the Company's initial public offering in May 1998. At March 7, 2000 the Company had approximately 34 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,876,205 outstanding (excluding treasury stock) shares of Common Stock. The following table sets forth for the quarters indicated the range of high and low bid information per share of Common Stock as reported by the Nasdaq National Market.

                   1998                           High                Low
         ------------------------                ------             ------
         First Quarter...........                $   --             $   --
         Second Quarter..........                 14.50              13.62
         Third Quarter...........                 13.81               9.00
         Fourth Quarter..........                 10.75               8.00
         Year....................                 14.50               8.00

                   1998                           High                Low
         ------------------------                ------             ------
         First Quarter...........                 10.53               8.75
         Second Quarter..........                 10.00               8.37
         Third Quarter...........                 10.87               7.90
         Fourth Quarter..........                  9.87               7.66
         Year....................                 10.87               7.66

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

ITEM 6. SELECTED FINANCIAL DATA

          SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY
                  (Dollars in thousands, except per share data)

      The following selected historical consolidated financial and other data for the five years ended December 31, 1999 is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the historical consolidated financial statements of the Company, including the related notes, included elsewhere herein.

                                                                            At or For The Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                           1999              1998            1997           1996           1995
                                                        -----------      -----------     ------------   -----------   ------------
                                                                       (Dollars in thousands, except per share data)
Selected Financial Condition Data:
  Total assets...................................       $ 3,398,228      $ 3,335,027     $  2,213,054   $ 1,747,918   $  1,579,760
  Cash and cash equivalents......................            19,582           22,401           14,113        14,720          7,258
  Federal funds sold.............................             2,000           24,000            7,004         7,200         11,800
  Securities purchased under agreements to resell                --               --               --            --         35,000
  Securities available-for-sale..................           771,864        1,004,937          571,160       502,301        241,645
  Mortgage-backed securities held-to-maturity....             4,326            6,282            9,671        10,971             --
  Loans receivable, net..........................         2,462,837        2,148,857        1,533,212     1,141,707      1,228,152
  Real estate held for investment and sale, net..               846            2,723           15,191        22,561         16,288
  Deposits.......................................         1,647,337        1,542,162        1,266,615     1,371,243      1,473,318
  Securities sold under agreements to repurchase.           381,109          364,000          340,788       192,433             --
  FHLB advances..................................         1,123,700        1,198,000          472,000        80,000         31,746
  Senior debt(1).................................                --               --           11,113        11,398         10,000
  Other borrowings                                            4,621               --               --            --             --
  Minority interest(2)...........................            33,250           33,250           33,250            --             --
  Stockholders' equity(3)........................           179,457          180,606           79,602        64,822         56,613

Selected Operating Data:
  Interest, fees and dividend income.............       $   230,428      $   180,873     $    130,979   $   122,896   $    122,926
  Interest expense...............................           161,677          140,358           97,205        90,791         97,977
                                                        -----------      -----------     ------------   -----------   ------------
  Net interest income............................            68,751           40,515           33,774        32,105         24,949
  Provision for loan losses......................             4,747            2,000            2,046         2,884          8,823
                                                        -----------      -----------     ------------   -----------   ------------
  Net interest income after provision for loan losses        64,004           38,515           31,728        29,221         16,126
  Gain (loss) on sale of mortgage-backed securities, net     (3,217)           1,682            1,275         3,638            641
  Gain (loss) on loan and servicing sales, net...                49              613            3,413           (53)          (166)
  Income (loss) from other real estate operations, net          513            1,479           (1,805)        1,946         (2,067)
  Other noninterest income.......................             2,547            2,662            2,234         2,593          2,095
  Operating expenses.............................            38,123           46,962           29,543        27,816         30,751
                                                        -----------      -----------     ------------   -----------   ------------
  Earnings (loss) before income tax benefit, minority
     interest and extraordinary item.............            25,773           (2,011)           7,302         9,529        (14,122)
  Income tax benefit.............................             4,500           16,390            4,499         3,015          2,644
                                                        -----------      -----------     ------------   -----------   ------------
  Earnings (loss) before minority interest and
     extraordinary item ........................             30,273           14,379           11,801        12,544        (11,478)
  Minority interest..............................             3,476            3,476              859            --             --
                                                        -----------      -----------     ------------   -----------   ------------
  Earnings (loss) before extraordinary item                  26,797           10,903           10,942        12,544        (11,478)
  Extraordinary item gain on sale of  FHLB advances           6,678               --               --            --             --
                                                        -----------      -----------     ------------   -----------   ------------
     Net earnings (loss).........................            33,475           10,903           10,942        12,544        (11,478)
  Dividends on preferred stock                                   --            2,160            7,340         6,555          3,385
                                                        -----------      -----------     ------------   -----------   ------------
  Net earnings (loss) available to common stockholders  $    33,475      $     8,743     $      3,602   $     5,989   $    (14,863)
                                                        ===========      ===========     ============   ===========   ============
  Earnings (loss) per share basic and diluted before
      extraordinary item                                $      1.31      $      0.59     $       1.14   $      1.90   $      (3.41)
  Earnings (loss) per share, basic and diluted(4)       $      1.63      $      0.59     $       1.14   $      1.90   $      (3.41)
                                                        -----------      -----------     ------------   -----------   ------------
  Weighted average number of shares outstanding          20,487,111       14,793,644        3,152,064     3,152,064      4,361,280
                                                        -----------      -----------     ------------   -----------   ------------

                                   (Continued)

                                                                            At or For The Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1999          1998          1997         1996           1995
                                                            ----------    ----------    -----------   -----------   -----------
                                                                         (Dollars in thousands, except per share data)
Key Operating Ratios:(5)
      Return on average assets ..........................         0.97%         0.39%         0.57%         0.72%        (0.65)%
      Return on average assets, as adjusted (6) .........         0.87          0.72          0.57          0.72         (0.65)
      Return on average equity ..........................        19.49          7.79         15.37         22.00        (38.21)
      Return on average equity, as adjusted (6) .........        17.59         14.37         15.37         22.00        (38.21)
      Average equity to average assets ..................         4.96          4.98          3.72          3.29          1.70
      Dividend payout ratio .............................           --            --            --            --            --
      Average interest-earning assets to average
             interest-bearing liabilities ...............       108.34        105.58        100.69        100.00        100.00
      Interest rate spread(7) ...........................         1.62          1.20          1.80          1.91          1.46
      Net interest margin(7) ............................         2.01          1.49          1.84          1.92          1.45
      Operating expenses to average assets ..............         1.10          1.67          1.55          1.60          1.74
      Operating expenses to average assets, as
          adjusted (6) ..................................         1.10          1.12          1.55          1.60          1.74
      Efficiency ratio(8) ...............................        55.54        100.02         72.17         64.52         89.72
      Efficiency ratio, as adjusted (6)(8) ..............        52.90         66.80         72.17         64.52         89.72

Asset Quality Data:
      Total non-performing assets and troubled debt
          restructurings(9) .............................   $   10,494    $   14,806    $   33,123    $   46,218    $   52,640
      Non-performing loans as a percent of loans, net ...         0.13%         0.40%         0.65%         1.60%         2.90%
      Non-performing assets as a percent of total
          assets (9) ....................................         0.12          0.34          1.05          2.21          2.94
      Non-performing assets and troubled debt
          restructurings as a percent of total assets (9)         0.31          0.44          1.50          2.64          3.33
      Allowance for loan losses as a percent of loans,
          gross .........................................         0.81          0.86          1.15          1.99          2.50
      Allowance for loan losses as a percent of non-
          performing loans (9) ..........................       662.40        222.14        179.97        127.65         88.71
      Allowance for loan losses as a percent of non-
          performing loans and troubled debt
          restructurings (9) ............................       218.19        156.39         89.84         90.30         75.67
      Net charge-offs to average loans, net .............         0.11          0.05          0.63          0.95          0.55

Bank Regulatory Capital Ratios(10):
      Tier 1 leverage ...................................         6.78%         6.30%         5.43%         4.57%         4.18%
      Tier 1 risk-based .................................        11.08         11.48         10.74          9.15          7.56
      Total risk-based ..................................        11.96         12.36         11.99         10.38          8.43

----------
(1)   The senior debt was repaid in connection with the IPO.
(2) Minority interest consists of the interest in PPCCP held by persons other than the Bank. See "ITEM 1. BUSINESS--Subsidiaries."
(3) At December 31, 1999, 1998 and 1997, stockholders' equity is net of $38.7 million, $13.6 million and $2.0 million of unrealized losses on securities available-for-sale, respectively.
(4) Based on a weighted average number of shares of Common Stock of 20,487,111, 14,793,644, 3,152,064, 3,152,064 and 4,361,280 for 1999, 1998,
      1997, 1996 and 1995, respectively.
(5) With the exception of end of period ratios, all ratios are based on average daily balances during the respective periods.
(6) For 1999, excludes effect of extraordinary item and loss on investment securities sales. For 1998, excludes effect of one-time IPO-related expenses.
(7) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.
(8) Efficiency ratio represents operating expenses as a percent of the aggregate of net interest income and non-interest income.
(9) Non-performing assets consist of nonaccrual loans and real estate owned. Nonaccrual loans are loans that the Company has removed from accrual status because the loans are 90 or more days delinquent as to principal and/or interest or, in management's opinion, full collectibility of the loans is in doubt. Real estate owned consists of real estate acquired in settlement of loans. A loan is considered a troubled debt restructuring if, as a result of the borrower's financial condition, the Company has agreed to modify the loan by accepting below market terms either by granting an interest rate concession or by deferring principal or interest payments. As used in this table, the term "troubled debt restructurings" means a restructured loan on accrual status. Troubled debt restructurings on nonaccrual status are reported in the nonaccrual loan category. See "ITEM 1. BUSINESS--Asset Quality."
(10)  For information on the Bank's regulatory capital requirements. See "ITEM
      1. BUSINESS--Regulation of Federal Savings Banks--Regulatory Capital Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" incorporated hereof.

General

      The Bank is a community oriented savings bank which emphasizes customer service and convenience. As a part of its overall business strategy, the Bank has sought to develop a wide variety of products and services which meet the needs of its retail and commercial customers. On the asset side of the Bank's balance sheet, management is emphasizing commercial real estate, commercial business and consumer lending which complements the Bank's residential lending operations. In addition, the Bank has increased its investment in corporate trust preferred obligations and U.S. Government agency mortgage-backed securities, which investments enhance net interest income while limiting credit and interest rate risk. On the liability side of the Bank's balance sheet, the Bank has been accessing cost-efficient funding sources, including retail deposits, FHLB advances and securities sold under agreements to repurchase.

      The Bank's business strategy focuses on achieving attractive returns consistent with the Company's risk management objectives. The Bank has implemented this strategy by (i) significantly growing its loan portfolio, with a particular emphasis on commercial and consumer lending; (ii) expanding the Bank's branch network through the acquisition of branch offices and whole institutions; (iii) reducing funding costs through the utilization of retail deposits; (iv) improving operating efficiency by maintaining a low level of operating expenses relative to interest-earning assets; (v) managing the Bank's capital in order to support its growth strategy; (vi) taking advantage of recent consolidation in its market area by promoting the Bank as a community banking alternative to individuals and small-to-medium sized businesses in Southern California.

Financial Condition

      General. Total assets increased by $63.2 million or 1.9% to $3.4 billion during the year ended December 31, 1999 and increased by $1.1 billion or 50.7% during the year ended December 31, 1998. During 1998, the Bank took advantage of the leverage opportunities presented as a result of the capital raised from the IPO, originating $607.6 million of loans and purchasing $876.9 million of loans, which were funded by intermediate-term FHLB advances. Total investments increased by $430.4 million during 1998 and were the primary reason for the increase in total assets in 1998. These assets were funded primarily through the use of short- and intermediate-term borrowings, consisting of reverse repurchase agreements and FHLB advances.

      Cash, Cash Equivalents and Other Short-Term Investments. Cash, cash equivalents and other short-term investments (consisting of cash, federal funds sold and securities purchased under agreements to resell) amounted to $21.6 million and $46.4 million at December 31, 1999 and 1998, respectively. The Bank manages its cash, cash equivalents and other short-term investments based upon the Bank's operating, investing and financing activities. The Bank generally attempts to invest its excess liquidity into higher yielding assets such as loans or securities. At December 31, 1999, the Bank's regulatory liquidity exceeded the minimum OTS requirements. See "Liquidity And Capital Resources."

      Securities. At December 31, 1999, the Bank's securities portfolio (both held-to-maturity and available-for-sale) amounted to $776.2 million or 22.8% of the Company's total assets, as compared to $1.0 billion or 30.3% at December 31, 1998. At December 31, 1999 and 1998, $425.8 million and $590.8 million, or 54.9%
and 58.4% of the Bank's securities portfolio consisted of mortgage-backed securities, $241.9 million and $325.0 million, or 31.1% and 32.1% of such portfolio, consisted of investment-grade trust preferred obligations, and $34.2 million and $37.0 million, or 4.4% and 3.7% of such portfolio, consisted of U.S. Government agency securities, respectively. Although mortgage-backed securities often carry lower yields than traditional mortgage loans, such securities generally increase the credit quality of the Bank's assets because they have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31,

1999, $4.3 million of the Bank's securities portfolio was classified as held-to-maturity and reported at historical cost and $771.9 million of such portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders' equity. Historically, the Bank has classified substantially all of its securities purchases as available-for-sale except for certain mortgage-backed securities which are qualifying for purposes of the Community Reinvestment Act of 1978, as amended ("CRA"). At December 31, 1999, the Bank's securities classified as available-for-sale had in the aggregate $38.7 million of unrealized losses, which represents a substantial increase from the $13.6 million of unrealized losses at December 31, 1998. During the fourth quarter of 1999 the Bank sold $200 million of its investment securities in an effort to improve its regulatory capital ratios.

      The following table sets forth information regarding the carrying and market value of the Bank's securities at the dates indicated.

                                                                           At December 31,
                                      ------------------------------------------------------------------------------------------
                                                 1999                            1998                            1997
                                      --------------------------      --------------------------      --------------------------
                                       Carrying         Market         Carrying         Market         Carrying         Market
                                         Value           Value           Value          Value           Value           Value
                                      ----------      ----------      ----------      ----------      ----------      ----------
                                                                          (Dollars in Thousands)
Available-for-sale (at market):
U.S. Government and federal
  agency obligations ...........      $   34,202      $   34,202      $   36,977      $   36,977      $  139,719      $  139,719
Investment-grade trust preferred
   obligations .................         241,875         241,875         324,965         324,965              --              --
Mortgage-backed securities .....         421,439         421,439         584,515         584,515         418,450         418,450
SBA and asset backed securities           74,348          74,348          58,480          58,480          12,991          12,991
                                      ----------      ----------      ----------      ----------      ----------      ----------
                                      $  771,864      $  771,864      $1,004,937      $1,004,937      $  571,160      $  571,160
                                      ==========      ==========      ==========      ==========      ==========      ==========
Held-to-maturity:
Mortgage-backed securities .....      $    4,326      $    4,274      $    6,282      $    6,372      $    9,671      $    9,743
                                      ==========      ==========      ==========      ==========      ==========      ==========

      The following table sets forth the activity in the Bank's aggregate securities portfolio (both securities classified available-for-sale and held-to-maturity) during the periods indicated.

                                                          Year Ended December 31,
                                              -----------------------------------------------
                                                  1999              1998              1997
                                              -----------       -----------       -----------
                                                           (Dollars in Thousands)
Securities at beginning of period ......      $ 1,011,219       $   580,831       $   513,272
Purchases ..............................          270,731         1,134,026           408,729
Sales ..................................         (322,040)         (513,159)         (234,339)
Repayments and prepayments,
   amortization /accretion of
   premiums/discounts ..................         (158,625)         (178,842)         (110,941)
Decrease (increase) in unrealized losses
   on available-for-sale securities(1) .          (25,095)          (11,637)            4,110
                                              -----------       -----------       -----------
Securities at end of period(2)(3)(4) ...      $   776,190       $ 1,011,219       $   580,831
                                              ===========       ===========       ===========

----------
(1) At December 31, 1999, the cumulative unrealized losses on securities classified as available-for-sale amounted to $38.7 million, which reduces stockholders' equity.
(2) At December 31, 1999, the book value and market value of the Bank's securities (including held-to-maturity and available-for-sale securities) amounted to $776.2 million and $776.1 million, respectively.
(3) At December 31, 1999, $389.9 million or 50.2% of the Bank's securities portfolio consisted of adjustable-rate securities, compared to $501.1 million or 49.5% and $222.4 million or 43.3% at December 31, 1998 and 1997, respectively.

---------------------

(4) The decrease in securities during 1999 reflects the sale of $200 million of investment securities by the Bank during the fourth quarter of 1999. Such sales reflected management's strategy of replacing wholesale assets with loan originations.

      Loans Receivable. Net loans receivable increased by $314.0 million, or 14.6% during the year ended December 31, 1999, and by $615.6 million, or 40.2%, during the year ended December 31, 1998. The increase during 1999 reflected the increase in loan originations from $607.6 million in 1998 to $828.8 million in 1999. The significant increase during 1998 was directly attributable to management's strategy of leveraging the capital generated from the IPO. The Bank purchased $191.6 million and $821.7 million of single-family residential mortgage loans in 1999 and 1998, respectively on a servicing retained basis. The Bank also increased its loan originations to $607.6 million in 1998 compared to $160.7 million in 1997.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                          December 31,
                                    ------------------------------------------------------------------------------------
                                              1999                        1998                       1997
                                    -------------------------    ------------------------  -------------------------
                                                   Percent of                 Percent of                 Percent of
                                       Amount        Total         Amount        Total       Amount         Total
                                    -----------   -----------    -----------  -----------  -----------   -----------
                                                                  (Dollars in Thousands)
Mortgage loans:

  Single-family residential .....   $ 1,475,151            57%   $ 1,494,756           68% $   953,701            61%

  Multi-family residential ......       327,252            13        366,625           17      426,254            27

  Commercial real estate ........       420,919            16        206,402            9      135,407             9

  Land and other ................           847            --            880           --        5,896            --
                                    -----------   -----------    -----------  -----------  -----------   -----------

      Total mortgage loans ......     2,224,169            86      2,068,663           94    1,521,258            97
                                    -----------   -----------    -----------  -----------  -----------   -----------

Other loans:

  Commercial business ...........       159,740             6         62,665            3       22,484             2

  Consumer ......................       199,879             8         53,826            3        8,485             1

  Secured by deposits ...........         1,918            --          3,537           --        2,287            --
                                    -----------   -----------    -----------  -----------  -----------   -----------

      Total loans receivable ....     2,585,706           100%     2,188,691          100%   1,554,514           100%
                                    -----------   ===========    -----------  ===========  ===========   ===========
Less:

  Undistributed loan proceeds ...        95,683                       17,152                     6,206

  Unamortized net loan discounts
    and deferred origination fees         4,045                          814                    (6,859)

  Deferred gain on servicing sold.        2,090                        2,971                     4,131

  Allowance for loan losses.......       21,051                       18,897                    17,824
                                    -----------                   ----------               -----------

  Loans receivable, net...........   $2,462,837                   $2,148,857                $1,533,212
                                    ===========                  ===========               ===========

                                                          December 31,
                                   ------------------------------------------------------
                                             1996                          1995
                                   -------------------------    -------------------------
                                                 Percent of                    Percent of
                                      Amount         Total         Amount        Total
                                   -----------   -----------    -----------   -----------
                                                    (Dollars in Thousands)
Mortgage loans:

  Single-family residential .....  $   595,915            51%   $   658,412            52%

  Multi-family residential ......      453,064            39        479,100            38

  Commercial real estate ........      110,931            10        120,109            10

  Land and other ................        1,639            --          3,176            --
                                   -----------   -----------    -----------   -----------

      Total mortgage loans ......    1,161,549           100      1,260,797           100
                                   -----------   -----------    -----------   -----------

Other loans:

  Commercial business ...........        3,523            --             --            --

  Consumer ......................          988            --             --            --

  Secured by deposits ...........        2,132            --          1,976            --
                                   -----------   -----------    -----------   -----------

      Total loans receivable ....    1,168,192           100%     1,262,773           100%
                                   -----------   ===========    ===========   ===========
Less:

  Undistributed loan proceeds ...          473                           28

  Unamortized net loan discounts
    and deferred origination fees        2,732                        3,021

  Deferred gain on servicing sold.          --                           --

  Allowance for loan losses.......      23,280                       31,572
                                   -----------                  -----------

  Loans receivable, net...........  $1,141,707                   $1,228,152
                                   ===========                  ===========

      Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Bank's total loan portfolio at December 31, 1999, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                                  Principal Repayments Contractually Due or Repricing
                                                                             in Year(s) Ended December 31,
                                              -------------------------------------------------------------------------------------
                                Total at
                               December 31,                                            2003-        2005-       2011-     There-
                                   1999         2000         2001         2002         2004         2010        2016       after
                                ----------   ----------   ----------   ----------   ----------   ----------  ----------  ----------
                                                                         (Dollars In Thousands)
Mortgage loans:
  Single-family residential .   $1,475,151   $   29,917   $   29,946   $   32,527   $   33,996   $   38,346  $   37,959  $1,272,460
  Multi-family residential ..      327,252        7,582       10,783        8,001        8,561       10,753      14,154     267,418
  Commercial real estate ....      420,919       50,803        6,088       22,064       12,578        9,612       6,206     313,568
  Land ......................          847          144           10          693           --           --          --          --
Other loans:
  Commercial business .......      159,740      119,149        6,005        3,673        5,740        1,317         292      23,564
  Consumer ..................      199,879       40,068       31,498       33,572       36,114       10,898         341      47,388
  Secured by deposits .......        1,918        1,918           --           --           --           --          --          --
                                ----------   ----------   ----------   ----------   ----------   ----------  ----------  ----------
       Total (1) ............   $2,585,706   $  249,581   $   84,330   $  100,530   $   96,989   $   70,926  $   58,952  $1,924,398
                                ==========   ==========   ==========   ==========   ==========   ==========  ==========  ==========

-------------------

(1) Of the $2.3 billion of loan principal repayments contractually due after December 31, 2000, $1.4 billion have fixed-rates of interest and $888 million have adjustable-rates of interest.

      Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

      The following table shows the activity in the Bank's loans during the periods indicated.

                                                      Year Ended December 31,
                                            -----------------------------------------
                                               1999            1998           1997
                                            -----------    -----------    -----------
                                                      (Dollars in Thousands)
Gross loans held at beginning of period .   $ 2,188,691    $ 1,554,514    $ 1,168,192
Originations of loans:
Mortgage loans:
   Single-family residential ............       201,836        389,475         88,077
   Multi-family residential .............        11,003          7,847         15,806
   Commercial real estate ...............       253,477        116,242         24,232
Other loans:
   Commercial business ..................       166,140         57,492         20,869
   Consumer .............................       194,432         32,969          8,050
   Secured by deposits ..................         1,918          3,537          3,664
                                            -----------    -----------    -----------
      Total originations ................       828,806        607,562        160,698
                                            -----------    -----------    -----------
Purchases of loans:
   Single-family residential ............       191,576        821,716        482,943
   Multi-family residential .............         1,579         13,302          4,834
   Commercial real estate ...............            --         10,201         12,899
   Land .................................            --             --          5,000
   Commercial business ..................            57          9,200             --
   Consumer .............................           183         22,479              5
                                            -----------    -----------    -----------
      Total purchases ...................       193,395        876,898        505,681
                                            -----------    -----------    -----------
         Total originations and purchases     1,022,201      1,484,460        666,379
                                            -----------    -----------    -----------
Loans sold:
   Single-family residential ............       (92,492)       (37,051)       (85,241)

   Commercial real estate ...............        (1,563)          (357)            --
   Commercial business ..................            --         (5,000)            --
   Consumer .............................            (7)           (13)            --
                                            -----------    -----------    -----------
      Total sold ........................       (94,062)       (42,421)       (85,241)
                                            -----------    -----------    -----------
Repayments ..............................      (522,601)      (794,127)      (162,814)
Transfers to real estate owned ..........        (6,384)       (10,248)       (31,349)
Principal charge-offs ...................        (2,139)        (3,487)          (653)
                                            -----------    -----------    -----------
Net activity in loans ...................       397,015        634,177        386,322
                                            -----------    -----------    -----------
Gross loans held at end of period .......   $ 2,585,706    $ 2,188,691    $ 1,554,514
                                            ===========    ===========    ===========

      Non-Performing Loans and Troubled Debt Restructurings. The Bank's new management has successfully taken steps to reduce the level of the Bank's non-performing assets, which has resulted in a substantial decline in non-performing loans and troubled debt restructurings (troubled debt restructurings consist of loans with respect to which the Bank has agreed to grant an interest rate concession or defer principal or interest payments) ("TDR's") from an aggregate of $25.8 million at December 31, 1996 to an aggregate of $9.6 million at December 31, 1999.

      The following table sets forth information with respect to non-performing assets identified by he Bank, including non-accrual loans, real estate owned and TDR's at the dates indicated.

                                                            At December 31,
                                           ---------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                          (Dollars in Thousands)
Non-performing loans, net:
Mortgage loans:
   Single-family residential ...........   $ 2,331    $ 3,959    $ 8,435    $ 7,947    $10,467
   Multi-family residential ............       557        428        405      9,198     16,840
   Commercial real estate ..............        20      3,613      1,064      1,093      8,173
   Land ................................        --         --         --         --        112
Non-mortgage loans:
   Commercial business .................       163         99         --         --         --
   Consumer ............................       107        408         --         --         --
                                           -------    -------    -------    -------    -------
     Total non-performing loans, net ...     3,178      8,507      9,904     18,238     35,592
                                           -------    -------    -------    -------    -------
Real estate owned, net:
   Single-family residential ...........       846      2,723        678      3,268      6,387
   Multi-family residential ............        --         --      6,482      8,310        901
   Commercial real estate ..............        --         --      5,921      8,614      3,506
   Land ................................        --         --        202        244        121
                                           -------    -------    -------    -------    -------
Total real estate owned, net ...........       846      2,723     13,283     20,436     10,915
                                           -------    -------    -------    -------    -------
Total non-performing assets ............     4,024     11,230     23,187     38,674     46,507
Troubled debt restructurings ...........     6,470      3,576      9,936      7,544      6,133
                                           -------    -------    -------    -------    -------
Total non-performing assets and
   troubled debt restructurings ........   $10,494    $14,806    $33,123    $46,218    $52,640
                                           =======    =======    =======    =======    =======

Non-performing loans to total loans, net      0.13%      0.40%      0.65%      1.60%      2.90%
Non-performing loans to total assets ...      0.09       0.26       0.45       1.04       2.25
Non-performing assets to total assets ..      0.12       0.34       1.05       2.21       2.94
Total non-performing assets and
  troubled debt restructurings to total
  assets ...............................      0.31       0.44       1.50       2.64       3.33

      The interest income that would have been recorded during the years ended December 31, 1999, 1998 and 1997 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $372,000, $950,000, and $644,000, respectively.

      As a result of the focus given by the Bank to rehabilitate or liquidate the Bank's problem assets, nonperforming assets and TDR's have declined from $14.8 million or 0.44% of total assets at December 31, 1998 to $10.5 million or 0.31% of total assets at December 31, 1999.

      Management's actions to acquire non-performing assets, make necessary improvements and list such properties for resale, coupled with improved real estate market conditions in California, contributed to significant declines in each of the major real estate owned property categories in 1999. In particular, during 1999, the Company sold all multi- family, commercial real estate, and 79.8% of residential properties owned during the year. As a consequence of such actions, at December 31, 1999, real estate owned totaled $846,000 compared to $2.7 million as of December 31, 1998.

      Of the Bank's $3.2 million of non-performing loans at December 31, 1999, the largest loan was secured by an apartment complex, with a carrying value of $556,900. This loan has been classified as collateral dependent, and as of December 31, 1999 was carried at fair value. The Bank's $846,000 of real estate owned at December 31, 1999 was comprised of two residential properties.

      The decline in real estate owned in 1997 was due to a significant extent to the Bank financing purchases of such real estate owned through loans to facilitate (which loans generally carry more favorable terms to the borrower than what is otherwise obtainable in the market). To the extent that current management has financed the disposition of real estate owned, such loans have been made consistent with market terms and conditions and cash down payments to qualify the transaction as a sale under applicable accounting guidelines. During 1998 and 1997, the Bank extended an aggregate of $6.1 million and $16.1 million to finance the disposition of real estate owned, respectively, which constituted 22.8% and 40.8% of total sales of real estate owned during such years, respectively. During 1999, the Bank did not fund any loans to finance the disposition of real estate owned.

      With the downturn in the California economy experienced during the early 1990s and the problems associated with the Northridge earthquake in 1994, prior management entered into a significant number of TDR's. Since the change in the Bank's management in 1995, the Bank enters into TDR's only on a limited basis.

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

      The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                             Year Ended December 31,
                                          ------------------------------------------------------------
                                            1999          1998        1997         1996         1995
                                          --------     --------     --------     --------     --------
                                                              (Dollars in Thousands)
Allowance at beginning of period ......   $ 18,897     $ 17,824     $ 23,280     $ 31,572     $ 29,801
Provision for loan losses .............      4,747        2,000        2,046        2,884        8,823
Charge-offs:
    Mortgage loans:
        Single-family residential .....       (303)        (616)      (1,967)      (2,213)      (3,416)
        Multi-family residential ......       (131)        (261)      (5,599)      (5,039)      (1,854)
        Commercial real estate ........       (820)          --          (42)      (3,371)        (860)
        Land ..........................         --           --           --       (1,478)        (956)
    Non-mortgage loans:
        Commercial business ...........       (741)         (16)          --           --           --
        Consumer ......................     (1,101)        (119)          --           --           --
                                          --------     --------     --------     --------     --------
          Total charge-offs ...........     (3,096)      (1,012)      (7,608)     (12,101)      (7,086)
Recoveries:
    Mortgage loans:
        Single-family residential .....         32           85          106           16           34
        Multi-family residential ......         --           --           --           22           --
        Commercial real estate ........         60           --           --            2           --
        Land ..........................         --           --           --          885           --
    Non-mortgage loans:
        Commercial business ...........        134           --           --           --           --
        Consumer ......................        277           --           --           --           --
                                          --------     --------     --------     --------     --------
          Total recoveries ............        503           85          106          925           34
                                          --------     --------     --------     --------     --------
Net charge-offs .......................     (2,593)        (927)      (7,502)     (11,176)      (7,052)
                                          --------     --------     --------     --------     --------
Allowance at end of period ............   $ 21,051     $ 18,897     $ 17,824     $ 23,280     $ 31,572
                                          ========     ========     ========     ========     ========

Allowance for loan losses to total
    nonperforming loans at end of
    period ............................     662.40%      222.14%      179.97%      127.65%       88.71%
                                          ========     ========     ========     ========     ========
Allowance for loan losses to total
    nonperforming loans and troubled
    debt restructurings at end of
    period ............................     218.19%      156.39%       89.84%       90.30%       75.67%
                                          ========     ========     ========     ========     ========
Allowance for loan losses to
    total loans, gross at end of period       0.81%        0.86%        1.15%        1.99%        2.50%
                                          ========     ========     ========     ========     ========

      As shown in the table above, loan charge-offs (net of recoveries) amounted to $2.6 million, $927,000 and $7.5 million, during the years ended December 31, 1999, 1998 and 1997, respectively. The net charge-offs recognized by the Bank during the years ended December 31, 1999, 1998 and 1997 primarily reflected the transfer of loans (particularly multi-family residential loans) to real estate owned, as shown in the preceding non-performing assets table. Such multi-family loans had specific valuation allowances which had been established through increased provisions for loan losses in prior periods. At the time of transfer of the loans to real estate owned, such specific valuation allowances were charged off. As a result of the transfer of such loans to real estate owned, the Bank's non-performing loans have declined significantly since 1995, which has contributed to the decrease in the Bank's provision for loan losses. The Bank also experienced increased net charge-offs of $824,000 and $607,000 on its consumer and commercial business portfolios in 1999 due to growth in such portfolios. The increase in provision for loan losses in 1999 reflects the Bank's increased volume of originations of commercial real estate, commercial business and consumer loans. Management believes that its allowance for loan losses at December 31, 1999 is adequate. Nevertheless, there can be no assurances that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues.

      The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                    Year Ended December 31,
                               ------------------------------------------------------------------------------------------------
                                        1999                    1998                     1997                     1996
                               ---------------------   ----------------------    ---------------------   ----------------------
                                          Percent to               Percent to               Percent to               Percent to
                                            Total                    Total                    Total                    Total
                                Amount    Allowance      Amount    Allowance      Amount    Allowance     Amount     Allowance
                                ------    ---------      ------    ---------      ------    ---------     ------     ---------
                                                              (Dollars in Thousands)
Residential real estate .      $ 5,020       23.8%      $ 5,636       29.8%      $ 5,014       28.1%      $ 4,051       17.4%
Multi-family
   residential ..........        4,990       23.7         7,239       38.3         8,964       50.3        15,753       67.7
Commercial real estate ..        4,073       19.4         3,887       20.6         3,062       17.2         3,267       14.0
Land ....................           42        0.2            44        0.2           305        1.7            94        0.4
Commercial business .....        3,959       18.8         1,160        6.1           352        2.0           102        0.5
Consumer ................          243        1.2           160        0.9           127        0.7            13         --
Auto ....................        2,724       12.9           771        4.1            --         --            --         --
                               -------      -----       -------      -----       -------      -----       -------      -----
   Total ................      $21,051      100.0%      $18,897      100.0%      $17,824      100.0%      $23,280      100.0%
                               =======      =====       =======      =====       =======      =====       =======      =====

      Deposits. Total deposits increased by $105.2 million or 6.8% during the year ended December 31, 1999. The Bank's aggregate certificates of deposit increased from $1.109 billion, or 71.9% of total deposits, at December 31, 1998 to $1.146 billion, or 69.6% of total deposits, at December 31, 1999. The Bank has offered a wide array of deposit products through its branch system in order to foster retail deposit growth. Transaction accounts (consisting of passbook, checking and money market accounts) increased from $433.0 million, or 28.1% of total deposits, at December 31, 1998 to $501.4 million, or 30.4% of total deposits, at December 31, 1999.

      The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Bank for the periods indicated.

                                                                   Year Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                            1999                             1998                              1997
                                   --------------------------      --------------------------       -------------------------
                                                   Weighted                        Weighted                         Weighted
                                   Average         Average          Average        Average           Average        Average
                                   Balance         Rate Paid        Balance        Rate Paid         Balance        Rate Paid
                                   -------         ---------        -------        ---------         -------        ---------
                                                                     (Dollars in Thousands)
Checking accounts ..........      $  182,275            1.22%      $  120,632            1.75%      $   83,248            1.96%
Money market accounts ......         141,149            4.13           96,422            4.71           21,938            2.94
Passbook accounts ..........         137,725            3.40          158,355            3.88          235,162            4.34
                                  ----------                       ----------                       ----------
Total transaction accounts .         461,149                          375,409                          340,348

Term certificates of deposit       1,145,621            5.22        1,010,307            5.71          966,863            5.66
                                  ----------                       ----------                       ----------
   Total deposits ..........      $1,606,770            4.51%      $1,385,716            5.09%      $1,307,211            5.14%
                                  ==========      ==========       ==========      ==========       ==========      ==========

      The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                       Year Ended December 31,
                                                           -----------------------------------------------
                                                              1999              1998               1997
                                                           ----------        ----------         ----------
                                                                      (Dollars in Thousands)
          Beginning balance.........................       $1,542,162        $1,266,615         $1,371,243
          Net increase (decrease) before interest...           47,948           221,269           (157,599)
          Interest credited.........................           57,227            54,278             52,971
                                                           ----------        ----------         ----------
          Net increase (decrease) in deposits.......          105,175           275,547           (104,628)
                                                           ----------        ----------         ----------
          Ending balance............................       $1,647,337        $1,542,162         $1,266,615
                                                           ==========        ==========         ==========

      The following table sets forth by various interest rate categories the term certificates of deposit with the Bank at the dates indicated.

                                                                 Year Ended December 31,
                                            ----------------------------------------------------------
                                               1999                       1998                  1997
                                            ----------                 ----------            ---------
                                                                (Dollars in Thousands)
         0.00% to 2.99%..................   $    3,869               $      4,536            $   4,071
         3.00 to 3.99....................        9,740                      5,085                2,993
         4.00 to 4.99....................      207,756                    107,373                5,700
         5.00 to 6.99....................      923,621                    961,204              918,842
         7.00 to 8.99....................          962                     30,961                1,219
                                            ----------                 ----------            ---------
              Total......................   $1,145,948(1)              $1,109,159(1)         $ 932,825(1)
                                            ==========                 ==========            =========

-----------

(1) At December 31, 1999, 1998 and 1997, certificates of deposit in amounts greater than or equal to $100,000 amounted to $320.4 million, $316.3 million and $138.2 million, respectively.

      The following table sets forth the amount and remaining maturities of the Bank's term certificates of deposit at December 31, 1999.

                                     Over Six Months     Over One        Over Two
                      Six Months         Through       Year Through    Years Through        Over
                       and Less         One Year         Two Years      Three Years      Three Years
----------------------------------------------------------------------------------------------------
                                                (Dollars in Thousands)
0.00% to 1.99% .....   $    206         $     --         $     --         $     --         $     --
2.00 to 2.99 .......      2,732              620              311               --               --
3.00 to 3.99 .......      9,012              676               52               --               --
4.00 to 4.99 .......    176,842           25,466            4,867              311              270
5.00 to 6.99 .......    533,973          257,170          112,319            9,367           10,792
7.00 to 8.99 .......        867               --               95               --               --
                       --------         --------         --------         --------         --------
     Total .........   $723,632         $283,932         $117,644         $  9,678         $ 11,062
                       ========         ========         ========         ========         ========

      The following table presents the maturity of term certificates of deposit in amounts greater than or equal to $100,000 at December 31, 1999.

                                                       At December 31, 1999
                                                       --------------------
                                                      (Dollars in Thousands)

3 months or less.............................             $   117,972
Over 3 months through 6 months...............                  88,886
Over 6 months through 12 months..............                  79,776
Over 12 months...............................                  33,799
                                                          -----------
   Total.....................................             $   320,433
                                                          ===========

      Borrowings. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.

                                                               At or For the Year Ended December 31,
                                                          -----------------------------------------------
                                                               1999             1998             1997
                                                          -------------    -------------    -------------
                                                                      (Dollars in Thousands)
FHLB of San Francisco advances:
     Average balance outstanding ......................   $   1,211,000    $     902,083    $     148,681
     Maximum amount outstanding at any month-end
         during the period ............................       1,259,000        1,249,000          472,000
     Balance outstanding at end of period .............       1,123,700        1,198,000          472,000
     Weighted average interest rate during the period .            5.39%            5.54%            5.91%
     Weighted average interest rate at end of period ..            5.15%            5.38%            5.87%
     Weighted average remaining term to maturity at end
         of period (in years) .........................            3.49             5.01             1.61

Securities sold under agreements to purchase:
     Average balance outstanding ......................   $     417,604    $     385,451    $     357,396
     Maximum amount outstanding at any month-end
         during the period ............................         480,181          658,409          415,676
     Balance outstanding at end of period .............         381,109          364,000          340,788
     Weighted average interest rate during the period .            5.60%            5.66%            5.49%
     Weighted average interest rate at end of period ..            5.85%            5.61%            5.76%
     Weighted average remaining term to maturity at end
         of period (in years) .........................            2.40             3.73             2.71

      Other than deposits, the Bank's primary sources of funds consist of reverse repurchase agreements and advances from the FHLB of San Francisco. At December 31, 1999, reverse repurchase agreements amounted to $381.1 million, compared to $364.0 million at December 31, 1998. The Bank has been utilizing reverse repurchase agreements as part of its overall asset growth and leverage strategy. As of December 31, 1999, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements decreased to 2.40 years, compared to 3.73 years at December 31, 1998, and such reverse repurchase agreements had a weighted average interest rate of 5.85% at December 31, 1999 as compared to 5.61% at December 31, 1998. Certain of the reverse repurchase agreements have call provisions.

      Advances from the FHLB of San Francisco amounted to $1.1 billion and $1.2 billion at December 31, 1999 and 1998, respectively. Of the Bank's FHLB advances outstanding as of December 31, 1999, $613.7 million is scheduled to mature during 2000 and the remaining $510 million matures between years of 2003 and 2008. Certain of these advances from the FHLB of San Francisco have call provisions. As of December 31, 1999, the weighted average remaining term to maturity of the Bank's FHLB advances amounted to 3.49 years, compared to 5.01 at December 31, 1998, and had a weighted average interest rate of 5.15% at December 31, 1999, compared to 5.38% at December 31, 1998. At December 31, 1999, the Bank had a collateralized available line of credit of approximately $1.1 billion with the FHLB of San Francisco.

      During the fourth quarter of 1999 the Bank sold $199 million of FHLB advances. The sales resulted in a gain of $6.7 million, which was reported as an extraordinary item.

      In 1999 the Company secured a $10 million line of credit with a third party commercial bank for working capital as well as to fund the repurchase of the Company's outstanding common stock. As of December 31, 1999, $4.7 million of the line of credit had been utilized.

      Stockholder's Equity. Stockholder's equity decreased from $180.6 million at December 31, 1998 to $179.5 million at December 31, 1999. The Bank's 1999 net earnings of $33.5 million, offset by a (loss) in market valuation of securities for ($25.1) million and the purchase of treasury stock ($10.4) million, a decrease in minimum pension liability of $820,000 resulted in decrease of $1.1 million in stockholders' equity.

Results of Operations

      General. The Company's results of operations depend substantially on its net interest income, which is the difference between interest income on interest-earning assets (which consist primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments) and interest expense on interest-bearing liabilities (which consist primarily of deposits and borrowings). The Company's results of operations are also significantly affected by the Bank's provisions for loan losses resulting from the Bank's assessment of the adequacy of its allowance for loan losses, the level of its other income, including loan service and related fees, net gains on sales of securities, loans and loan servicing, and net earnings and losses from real estate operations, the level of its operating expenses, such as personnel and benefits expense, occupancy and other office related expense and FDIC insurance premiums, and income taxes and benefits.

      The Company reported net earnings before preferred dividends of $33.5 million, $10.9 million and $10.9 million during the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Bank executed its strategy to expand its franchise by purchasing three existing branches in Southern California. Additionally, management focused on growing its commercial and consumer loan portfolio in order to achieve a higher yielding loan portfolio, while controlling expenses and increasing the number of lower-cost transaction deposit accounts. The 1999 results were impacted by an extraordinary gain on sale of FHLB advances of $6.7 million and an income tax benefit of $4.5 million. The 1998 results were impacted by a one-time expense of $11.1 million ($6.5 million net of applicable tax benefits) for employment agreement benefits due to certain senior executives officers of the Company in connection with the IPO. In 1998, the Company also paid a one-time special FDIC assessment, which it had deferred from paying in prior years, of $4.5 million ($2.7 million net of applicable tax benefits). Without the effect of such one-time payments, the Company would have reported net earnings of $20.1 million for the year ended December 31, 1998.

      Net earnings, after extraordinary item, increased $22.6 million for the year ended December 31, 1999, primarily due to the increase of the loan portfolio reflecting an increased volume of originations and purchases.

      Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      Net interest income totaled $68.8 million, $40.5 million and $33.8 million during the years ended December 31, 1999, 1998 and 1997, respectively. Net interest income increased by $28.2 million or 70% for the year ended December 31, 1999, compared to the prior year, due to a $688.0 million or 25.2% increase in the average balance of interest-earning assets (consisting primarily of a $489.6 million increase in the average balance of loans receivable and a $141.4 million increase in the average balance of other interest earning assets and FHLB stock), and an increase in the interest rate spread of 42 basis points. Net interest income increased by $6.7 million, or 20%, during the year ended December 31, 1998 compared to the year ended December 31, 1997 due a $888.5 million or 48.4% increase in the average balance of total interest earning assets.

      The Company's net interest margin for the year ended December 31, 1999 was 2.01% as compared to 1.49% and 1.84% for the years ended December 31, 1998 and 1997. The increase in net interest margin during 1999 compared to 1998 reflects the increase in yields on earning assets consistent with management's strategy of originating higher yielding loans and reducing lower yielding securities in the investment portfolio. The decrease in net interest margin during the year ended December 31, 1998 reflected the decrease in yields on earning assets, primarily due to accelerated premium amortization on the Bank's purchased adjustable-rate single family residential loan portfolio.

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

                                                                    Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                      1999                                     1998
                                      -------------------------------------    --------------------------------------
                                       Average                    Average      Average                       Average
                                       Balance      Interest     Yield/Cost    Balance       Interest      Yield/Cost
                                       -------      --------     ----------    -------       --------      ----------
                                                                  (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)..........     $2,304,450    $166,595        7.23%     $1,814,855     $125,851         6.93%
   Mortgage-backed securities (2)        614,019      34,535        5.62         557,038       32,439         5.82
   Other interest-earning assets (3)     430,210      25,869        6.01         310,462       20,062         6.46
   FHLB stock....................         65,116       3,429        5.27          43,464        2,521         5.80
                                      ----------     -------                  ----------      -------
     Total interest-earning assets     3,413,795     230,428        6.75       2,725,819      180,873         6.64

Noninterest-earning assets.......         47,889                                  84,039
                                      ----------                              ----------
     Total assets................     $3,461,684                              $2,809,858
                                      ==========                              ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts (4)....    $   376,581    $ 12,520        3.32%    $   330,762     $ 12,786         3.87%
     Term certificates of deposit      1,145,621      59,771        5.22       1,010,307       57,141         5.66
                                     -----------    --------                  ----------     --------
       Total deposits............      1,522,202      72,291        4.75       1,341,069       69,927         5.21
   Senior debt and other borrowings           --          19          --           4,467          445         9.96
   FHLB advances and repurchase
     agreements..................      1,628,656      89,221        5.48       1,236,120       69,772         5.64
   Hedging costs.................             --         146          --              --          214           --
                                     -----------    --------                  ----------     --------
     Total interest-bearing
       liabilities ..............      3,150,858     161,677        5.13%      2,581,656      140,358         5.44%
                                                     -------                                 --------
   Noninterest-bearing liabilities       139,042                                  88,308
                                     -----------                              ----------
     Total liabilities...........      3,289,900                               2,669,964

Stockholders' equity.............        171,784                                 139,894
                                     -----------                              ----------

Total liabilities and
   stockholders' equity..........     $3,461,684                              $2,809,858
                                      ==========                              ==========

Net interest-earning assets......     $  262,937                              $  144,163
                                      ==========                              ==========

Net interest income/interest
  rate spread ...................     $   68,751        1.62%                 $   40,515         1.20%
                                      ==========        ====                  ==========         ====
Net interest margin..............                       2.01%                                    1.49%
                                                        ====                                     ====
Ratio of average interest-earning
   assets to average
     interest-bearing liabilities                     108.34%                                  105.58%
                                                      ======                                   ======

                                             Year Ended December 31,
                                     -------------------------------------
                                                      1997
                                     -------------------------------------
                                      Average                    Average
                                      Balance       Interest    Yield/Cost
                                      -------       --------    ----------
                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)..........    $1,200,137     $  89,938      7.49%
   Mortgage-backed securities (2)       501,261        32,672      6.52
   Other interest-earning assets (3)    119,429         7,346      6.15
   FHLB stock....................        16,520         1,023      6.19
                                      ---------      --------
     Total interest-earning assets    1,837,347       130,979      7.13

Noninterest-earning assets.......        74,487
                                     ----------
     Total assets................    $1,911,834
                                     ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts (4)....    $  340,348        12,476      3.67%
     Term certificates of deposit       966,863        54,771      5.66
                                     ----------     ---------
       Total deposits............     1,307,211        67,247      5.14
   Senior debt and other borrowings      11,404         1,271     11.15
   FHLB advances and repurchase
     agreements..................       506,077        28,420      5.62
   Hedging costs.................            --           267        --
                                     ----------     ---------
     Total interest-bearing
       liabilities ..............     1,824,692        97,205      5.33%
                                                      -------
   Noninterest-bearing liabilities       15,957
                                     ----------
     Total liabilities...........     1,840,649

Stockholders' equity.............        71,185
                                     ----------

Total liabilities and
   stockholders' equity..........    $1,911,834
                                     ==========

Net interest-earning assets......    $   12,655
                                     ==========

Net interest income/interest
  rate spread ...................    $   33,774          1.80%
                                     ==========          ====
Net interest margin..............                        1.84%
                                                         ====
Ratio of average interest-earning
   assets to average
     interest-bearing liabilities                      100.69%
                                                       ======

--------------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell and investment securities.
(4)   Includes passbook checking and money market accounts.

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

                                         Year Ended December 31, 1999 Compared            Year Ended December 31, 1998 Compared
                                             to Year Ended December 31, 1998                 to Year Ended December 31, 1997
                                      --------------------------------------------      -------------------------------------------
                                          Increase (decrease) due to    Total Net        Increase (decrease) due to      Total Net
                                       -------------------------------  Increase        ------------------------------   Increase
                                       Rate       Volume   Rate/Volume  (Decrease)      Rate       Volume  Rate/Volume  (Decrease)
                                       ----       ------   -----------  ----------      ----       ------  -----------  ----------
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable ..............   $  5,350    $ 33,951    $  1,443    $ 40,744    $ (6,715)   $ 46,067    $ (3,439)   $ 35,913
   Mortgage-backed securities ....     (1,109)      3,318        (113)      2,096      (3,481)      3,636        (388)       (233)
   Other interest-earning assets .     (1,394)      7,738        (537)      5,807         371      11,750         595      12,716
   FHLB stock ....................       (232)      1,256        (116)        908         (65)      1,669        (106)      1,498
                                     --------    --------    --------    --------    --------    --------    --------    --------
   Total net change in income on
      interest-earning assets ....      2,615      46,263         677      49,555      (9,890)     63,122      (3,338)     49,894
                                     --------    --------    --------    --------    --------    --------    --------    --------
Interest-bearing liabilities:
   Deposits:
      Transaction accounts .......     (1,789)      1,771        (248)       (266)        681        (351)        (20)        310
      Term certificates of deposit     (4,430)      7,653        (593)      2,630         (87)      2,461          (4)      2,370
                                     --------    --------    --------    --------    --------    --------    --------    --------
        Total deposits ...........     (6,219)      9,424        (841)      2,364         594       2,110         (24)      2,680
   Senior debt and other
      borrowings .................         --        (445)         19        (426)       (135)       (773)         82        (826)
   FHLB advances and
      repurchase agreements ......     (2,055)     22,156        (652)     19,449         145      40,997         210      41,352
   Hedging costs .................         --          --         (68)        (68)         --          --         (53)        (53)
                                     --------    --------    --------    --------    --------    --------    --------    --------
Total net change in expense on
   interest-bearing liabilities ..     (8,274)     31,135      (1,542)     21,319         604      42,334         215      43,153
                                     --------    --------    --------    --------    --------    --------    --------    --------
Change in net interest income ....   $ 10,889    $ 15,128    $  2,219    $ 28,236    $(10,494)   $ 20,788    $ (3,553)   $  6,741
                                     ========    ========    ========    ========    ========    ========    ========    ========

      Interest Income. Total interest income increased by $49.6 million or 27.4% during the year ended December 31, 1999 and increased by $49.9 million or 38.1% during the year ended December 31, 1998. These increases were primarily due to the increase of the loan portfolio. Interest income on loans receivable, the largest component of interest-earning assets, increased by $40.7 million or 32.4% during the year ended December 31, 1999 and increased by $35.9 million or 39.9% during the year ended December 31, 1998. The increase during 1999 was due to loan growth and, to a lesser extent, a shift in the portfolio to a greater proportion of commercial and consumer loans, which has resulted in an increase in the weighted average yield earned on the loan portfolio. The increase in interest income in 1998 was primarily due to loan growth and investment of funds as a result of leverage of capital raised in the Company's IPO. Loan purchases in 1998 were funded by FHLB advances with a weighted average rate of 5.38%. See "ITEM 1. BUSINESS--Lending Activities--Origination, Purchase and Sale of Loans."

      Interest income on mortgage-backed securities increased by $2.1 million or 6.5% during the year ended December 31, 1999 and decreased by $233,000 or 0.7% during the year ended December 31, 1998. This increase in 1999 was mainly due to an increase in the average balance of such securities. The small decrease in interest income on mortgage-backed securities during the year ended December 31, 1998 was mainly due to sales and accelerated premium amortization due to prepayments.

      Interest income on other interest-earning assets (which consist of U.S. Government agency securities, corporate trust preferred securities, FHLB stock, securities purchased under agreements to resell and other short-term investments) increased by $6.7 million or 29.7% during the year ended December 31, 1999 and increased by $14.2 million or 169.8% during the year ended December 31, 1998. The increase in such interest income during the year ended December 31, 1999 was primarily due to a $141.4 million increase in the average balance of investments, which was partially offset by a 47 basis point decrease in the weighted average yield earned therein. The increase in such interest income during 1998 was due primarily to a $218.0 million increase in the average balance of such investments and an increase in the weighted average yield earned on such investments of 22 basis points.

      Interest Expense. Total interest expense increased by $21.3 million or 15.2% during the year ended December 31, 1999 and increased by $43.2 million or 44.4% during the year ended December 31, 1998. The increase during 1999 was the result of a $569.2 million or 22.1% increase in the average balance of interest-bearing liabilities, reflecting the growth in the balance sheet. The increase during 1998 was the result of an increase in the average balance of interest-bearing liabilities (primarily borrowings), reflecting the Bank's leveraging of it balance sheet. Interest expense on deposits, the largest component of the Bank's interest-bearing liabilities, increased by $2.4 million or 3.4% during the year ended December 31, 1999 and increased by $2.7 million or 4.0% during the year ended December 31, 1998. The increase in interest expense on deposits during the year ended December 31, 1999 was primarily due to a $181.1 million increase in the average balance of deposits. The increase in interest expense on deposits during the year ended December 31, 1998 was primarily due to a $33.9 million increase in the average balance of deposits.

      Interest expense on borrowings consists primarily of reverse repurchase agreements and FHLB advances. Interest expense on borrowings increased by $19.5 million or 27.9% during the year ended December 31, 1999 and increased by $41.4 million or 145.5% during the year ended December 31, 1998. Interest expense on advances from the FHLB increased by $18.1 million or 38.1% during 1999 and $38.8 million or 442.0% during 1998. The Bank's new management has utilized FHLB advances when the rates and other terms on such borrowings are favorable as compared to its other funding sources. Interest expense on securities sold under agreements to repurchase increased by $1.3 million or 6.0% during the year ended December 31, 1999 and increased by $2.5 million or 12.9% during the year ended December 31, 1998. The Bank has increased its use of FHLB balances and reverse repurchase agreements in order to fund its leverage strategy.

      The Bank's interest expense during the years ended December 31, 1999, 1998 and 1997 included the costs of hedging the Bank's interest rate exposure. Such hedging costs amounted to $146,000, $214,000 and $267,000 during such respective periods. The Bank in the past has utilized interest rate swaps, corridors, caps and floors in order to manage its interest rate risk. However, since the change in management, the Bank has not entered into any such interest rate contracts and has allowed its remaining contracts to expire as they mature. The Bank has instead focused on internal hedging through balance sheet restructuring. At December 31, 1999, the Bank had no remaining interest rate swap contracts and five remaining interest rate corridors with an aggregate contract amount of $32 million.

      Provision for Loan Losses. The Bank established provisions for loan losses of $4.7 million, $2.0 million and $2.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. Management has aggressively charged off non-performing loans and taken possession of and sold a significant amount of the assets which collateralized such loans. As a consequence of such actions, the Bank's non-performing assets have been reduced over the periods presented and the Bank's provision for loan losses have been reduced to more normalized levels. The increase in provision for loan losses in 1999 reflects the Bank's increased volume of originations of commercial real estate, commercial business and consumer loans.

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

      Management believes that its allowance for loan losses at December 31, 1999 is adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues. In addition, as a result of continuing uncertainties in certain real estate markets, increases in the valuation allowance may be required in future periods. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require increases to the allowance, based on their judgments of the information available to them at the time of the examination.

      Other Income (Loss). Total other income decreased by $6.5 million or (101.7%) during the year ended December 31, 1999 and increased by $1.3 million during the year ended December 31, 1998. Loan service and loan related fees amounted to $219,000, $111,000 and $481,000 during the years ended December 31, 1999, 1998 and 1997, respectively. The decline in such fees from 1997 to 1998 primarily reflected the sale of residential loan servicing during 1998 and the reduction in loan balances outstanding in the loan servicing portfolio due to normal repayments and prepayments. See "ITEM 1. BUSINESS--Lending Activities--Single-Family Residential Real Estate Loans."

      The Bank recognized net gains (losses) on sales of mortgage-backed and other securities of $(3.2) million, $1.7 million and $1.3 million during the years ended December 31, 1999, 1998 and 1997, respectively. During such respective periods, the Bank sold $203.7 million, $281.2 million and $234.3 million of mortgage-backed securities. The 1999 sales were completed in an effort to improve regulatory capital ratios.

      Net gains (losses) on the sale of loans and loan servicing amounted to $49,000, $613,000 and $3.4 million during the years ended December 31, 1999, 1998 and 1997, respectively. The Bank sold $94.1 million, $42.4 million and $85.2 of loans during the years ended December 31, 1999, 1998 and 1997, respectively, and $868.4 million of loan servicing during the year ended December 31, 1997. The Bank did not sell any loan servicing during the years ended December 31, 1998 and 1999. In connection with the sale of loan servicing during 1997, the Bank recognized a gain of $3.2 million during the year and an additional $5.3 million was deferred and is being recognized over a period corresponding with the estimated lives of the related loans. See "ITEM 1.
BUSINESS--Lending Activities--Single- Family Residential Real Estate Loans."

      Income (loss) from real estate operations amounted to $513,000, $1.5 million and $(1.8) million during the years ended December 31, 1999, 1998 and 1997, respectively. Income (loss) from real estate operations consists of (i) losses from real estate operations (rental income less operating expenses), (ii) gains on sales of real estate owned and real estate held for investment, and
(iii) provisions for losses on real estate owned and real estate held for investment.

During the years ended December 31, 1999, 1998 and 1997, losses from real estate operations amounted to $(36,000), $(701,000) and $(1.3) million, respectively. Gains on sales of real estate owned and real estate held for investment amounted to $602,000, $2.2 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and provisions for losses on real estate owned and real estate held for investment amounted to $53,000, $0 and $2.8 million for the respective periods. The improving economy in Southern California since 1996 has assisted in management's efforts to dispose of the Bank's real estate holdings and has facilitated sales.

      Miscellaneous other income, consisting primarily of bank service charges, amounted to $2.3 million, $2.6 million and $1.8 million during the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1998 was primarily due to litigation settlements of $680,000 related to investment securities and property damage recoveries. The decrease in 1999 was primarily due to lack of such litigation settlements offset by increases in Bank service charge income of $167,000 and increases in Bank subsidiary income of $209,000.

      Operating Expenses. Total operating expenses decreased by $8.8 million or 18.8% during the year ended December 31, 1999 and increased by $17.4 million or 59.0% during the year ended December 31, 1998. The decrease in operating expenses during 1999 and the increase in operating expenses during 1998 were primarily attributable to one-time payments of $15.6 million ($9.2 million net of applicable tax benefits) which were incurred in connection with the Company's IPO. During the years ended December 31, 1999, 1998 and 1997, total operating expenses as a percentage of average total assets amounted to 1.10%, 1.67% and 1.55%, respectively, and the Company's efficiency ratio amounted to 55.54%, 100.02% and 72.17%, respectively.

      The principal category of the Company's operating expenses is personnel and benefits expense of the Bank, which amounted to $15.8 million, $23.8 million and $11.8 million during the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 and the increase in 1998 were primarily the result of a one-time $11.1 million payment of benefits to certain senior executives in connection with the Company's IPO in 1998, partially offset by increases due to the expansion of the Bank's commercial business and consumer lending activities in 1999.

      Occupancy expense amounted to $10.1 million, $8.4 million and $7.1 million during the years ended December 31, 1999, 1998 and 1997, respectively. The increase in such expense during the year ended December 31, 1999 was primarily due to the acquisition of three new branches. Management expects occupancy expense to continue to increase over the next year as the Bank has begun to operate additional branch offices.

      FDIC insurance premiums totaled $1.4 million, $7.3 million and $4.9 million during the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 and the increase in 1998 was mainly due to the one-time special FDIC assessment, which the Company deferred paying in prior years, of $4.5 million. As a result of paying the one-time special assessment, the Bank lowered its assessment rate from 35.28 basis points to 9.1 basis points which includes the debt service paid to the Financing Corporation. The Financing Corporation was established by the government in the early 1980's for the purpose of liquidating troubled thrift institutions. FDIC insurance premiums are a function of the size of the Bank's deposit base.

      Professional services expense amounted to $1.5 million, $1.3 million and $528,000 during the years ended December 31, 1999, 1998 and 1997, respectively. These increases were primarily due to increases in other consulting expenses.

      Office related expenses have increased over the periods presented and amounted to $5.1 million, $4.4 million and $3.9 million during the years ended December 31, 1999, 1998 and 1997, respectively. These increases were primarily due to increases in data processing expenses reflecting increases in the number of loan and deposit accounts.

      Miscellaneous other expense amounted to $4.3 million, $1.8 million and $1.3 million during the years ended December 31, 1999, 1998 and 1997, respectively. The increase during 1999 was due primarily to increases in customer data processing charges of $956,000, goodwill amortization expense of $413,000, regulatory assessments of $274,000 and Delaware franchise taxes of $144,000.

      Goodwill expense amounted to $481,000, $68,000 and $0 during the years ended December 31, 1999, 1998 and 1997, respectively. The increase during 1999 in goodwill reflects costs associated with management's execution of its strategy to expand the Bank's franchise through the purchase of three existing banking facilities.

      Income Taxes. During the years ended December 31, 1999, 1998 and 1997, the Company recognized $4.5 million, $16.4 million and $4.5 million, respectively, in income tax benefits primarily as a result of offsetting available NOLs against taxable income and projected future taxable income. At December 31, 1999, the Company had $153.4 million of federal NOLs which expire between 2001 and 2018.

      The Company had Federal and California alternative minimum tax credit carryforwards at December 31, 1999 and 1998 of approximately $1.7 million and $1.4 million, respectively. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

      The 1992 Ownership Change resulted in an annual Section 382 limitation on the Bank's ability to utilize any NOLs created prior to the 1992 Ownership Change in any one year of approximately $7.7 million. A December 31, 1999, the Bank had $30.1 million of NOLs which were created prior to the 1992 Ownership Change. Similarly, the 1998 Ownership Change resulted in an annual Section 382 limitation on the Bank's ability to utilize any NOLs created prior to the 1998 Ownership Change but after the 1992 Ownership Change in any one year of approximately $21.3 million. At December 31, 1999, the Bank had $111.2 million of NOLs which were created prior to the 1998 Ownership Change but after the 1992 Ownership Change.

Asset and Liability Management

      Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Bank's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Bank's Asset/Liability Management Committee, which is comprised of senior officers of the Bank, in accordance with policies approved by the Board of Directors of the Bank. The Asset/Liability Management Committee meets weekly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the Board of Directors.

      One of the primary goals of the Bank's Asset/Liability Management Committee is to effectively increase the duration of the Bank's liabilities and/or effectively contract the duration of the Bank's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Bank's balance sheet, or externally by adjusting the duration of the Bank's assets and/or liabilities through the use of interest rate contracts, such as interest rate swaps, corridors, caps and floors. Although the Bank has in the past hedged its interest rate exposure externally through the use of various interest rate contracts, the Bank's current strategy is to hedge internally through the use of core transaction deposit accounts, which are not as rate sensitive as other deposit instruments, FHLB advances and reverse repurchase agreements, together with an emphasis on investing in and/or purchasing shorter-term or adjustable-rate assets which are more responsive to changes in interest rates, such as adjustable-rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial business and consumer loans.

      Internal hedging through balance sheet restructuring generally involves either the attraction of longer-term or less rate sensitive funds (i.e., core transaction deposit accounts which are not as rate sensitive as other deposit instruments or FHLB advances) or the investment in certain types of shorter-term or adjustable-rate assets such as adjustable-rate mortgage-backed securities, shorter-term U.S. Government agency securities and commercial business and consumer loans. On the asset side of the balance sheet, since the change in the Bank's management, the Bank has not originated any additional adjustable-rate mortgage products tied to COFI, which tends to react more slowly to changes in interest rates, and has emphasized loan products tied to a U.S. Treasury based index (which reacts much more quickly to changes in interest rates). During the year ended December 31, 1997, the Bank sold $85.2 million of such COFI-based residential mortgage loans and used most of the sale proceeds to purchase $59.0 million of one-year adjustable-rate loans tied to the U.S. Treasury index of comparable maturity. During the years ended December 31, 1999 and 1998, the Bank sold loans totaling $94.1 million and $42.4 million, respectively, in order to raise liquidity to support new loan originations. See"ITEM 1. BUSINESS--Lending Activities--Origination, Purchase and Sale of Loans."

      The Bank has been replacing wholesale earning assets with loan originations. Purchases of adjustable-rate mortgage-backed securities have consequently decreased and were $10.0 million, $105.7 million and $186.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, during the fourth quarter of 1999, the Bank sold $200.9 million of investment securities which include in part the 1999 purchases of adjustable-rate mortgage-backed securities. At December 31, 1999, $129.8 million or 30.5% of the Bank's mortgage-backed securities consisted of adjustable-rate instruments. See "ITEM 1. BUSINESS-Investment Activities."

      During the years ended December 31, 1999, 1998 and 1997, the Bank originated in the aggregate $362.5 million, $94.0 million and $32.6 million, respectively, of commercial business and consumer loans which amounted to 43.7%, 15.5% and 20.3% of total loan originations, respectively. The Bank intends to increase its origination of commercial business and consumer loans which have adjustable-rates of interest and shorter terms. "See ITEM 1. BUSINESS--Lending Activities--Commercial Business and Consumer Loans."

      On the liability side of the balance sheet, management has decreased the Bank's reliance on shorter-term brokered deposits, which carry high interest rates and are a volatile funding source, in favor of short- and intermediate-term FHLB advances and reverse repurchase agreements and retail certificates of deposit. As a result, out-of-market, institutional jumbo certificates of deposit have declined from $103.4 million at December 31, 1997 to $0 at December 31, 1999 and FHLB advances and reverse repurchase agreements have decreased from $1.6 billion in the aggregate at December 31, 1998 to $1.5 billion in the aggregate at December 31, 1999.

      Consistent with management's strategy of reducing lower-yielding securities in the portfolio, during the fourth quarter the Bank recognized a $3.4 million loss on the sale of $200.9 million of investment securities. The loss recognized from this sale was offset by the $6.7 million gain on sale of $199 million of FHLB advances, which was reported as an extraordinary item. The net effect of these transactions was a $3.3 million gain in the fourth quarter, equaling $0.16 per share pre-tax. These transactions improved the Bank's capital ratios as earnings were increased and the balance sheet was decreased by $200 million.

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

      At December 31, 1999, the Bank was not a party to any interest rate swap agreements. The net expense relating to the Bank's interest rate swap agreements was $0, $0 and $2,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

      At December 31, 1999, the Bank was also a party to five interest rate corridor agreements, which agreements expire from 2000 through 2001 and cover an aggregate contract amount of approximately $32.0 million. An interest rate corridor consists of an agreement whereby the issuer agrees to pay the purchaser, in exchange for the payment of a premium, the prevailing rate of interest in the event interest rates rise above a specified rate on a specified interest rate index and do not exceed a specified upper rate on the same index. The Bank entered into interest rate corridors as a means to artificially raise the interest rate cap on certain loans. As of December 31, 1999, the interest rate corridors have an average strike price of 6.54% and an average limit rate of 8.20% (the Bank's interest rate corridors are based on either three month London Inter-Bank Offered Rate ("LIBOR") or COFI). The aggregate net expense relating to the Bank's interest rate corridors and floors was $146,000, $214,000 and $265,000 during the years ended December 31, 1999, 1998, and 1997, respectively. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" Note
(18)--Notes to Consolidated Financial Statements.

      The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Bank's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. FHLB advances totaling $290 million were called in January 2000. The effect of those called borrowings are incorporated as pro forma information into the following table summarizing anticipated maturities and repricing of the Company's interest earning assets and interest bearing liabilities.

      The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, based on the information and assumptions set forth in the notes below.

                                                                   Three to   More than One   More Than
                                                 Within Three       Twelve    Year to Three  Three Years    Over Five
                                                    Months          Months        Years     to Five Years     Years        Total
                                                 -----------     -----------   -----------   -----------   -----------  -----------
                                                                                 (Dollars in Thousands)
Interest-earning assets (1):
   Loans receivable (2):
      Single-family residential loans:
         Fixed ...............................   $    24,728     $   117,280   $   233,958   $   185,987   $   495,602  $ 1,057,555
         Adjustable ..........................       141,296         123,229        67,510        83,230            --      415,265
      Multi-family residential:
         Fixed ...............................           594           2,804         8,070         4,343        12,840       28,651
         Adjustable ..........................       287,898          10,146            --            --            --      298,044
      Commercial, industrial and land:
         Fixed ...............................         4,660          24,097        49,484        45,661       105,464      229,366
         Adjustable ..........................       159,131          33,249            --            --            --      192,380
      Other loans (3) ........................       113,696         101,543        77,363        58,633        10,032      361,267
Mortgage-backed and other securities(4) ......        62,253          70,413        24,228        42,486       244,684      444,064
Other interest-earning assets(5) .............       255,645          14,442            --            --       169,388      439,475
                                                 -----------     -----------   -----------   -----------   -----------  -----------
      Total ..................................     1,049,901         497,203       460,613       420,340     1,038,010    3,466,067
                                                 -----------     -----------   -----------   -----------   -----------  -----------
Interest-bearing liabilities:
   Deposits:
      Checking accounts ......................       107,474              --            --            --            --      107,474
      Passbook accounts ......................       134,377              --            --            --            --      134,377
      Money market accounts ..................       152,899              --            --            --            --      152,899
      Term certificates of deposit ...........       202,101         805,462       127,322        10,890           173    1,145,948
   Other borrowings ..........................       668,700         289,621        71,109       480,000            --    1,509,430
                                                 -----------     -----------   -----------   -----------   -----------  -----------
        Total ................................     1,265,551       1,095,083       198,431       490,890           173    3,050,128
                                                 -----------     -----------   -----------   -----------   -----------  -----------
Excess (deficiency) of interest-earning
   assets over  interest-bearing
   liabilities ...............................   $  (215,650)    $  (597,880)  $   262,182   $   (70,550)  $ 1,037,837  $   415,939
                                                 ===========     ===========   ===========   ===========   ===========  ===========
Excess (deficiency) of interest- earning
   assets over interest- bearing liabilities
   as a percent of total assets ..............         (6.35%)        (17.59%)        7.72%        (2.08%)       30.54%       12.24%
                                                 ===========     ===========   ===========   ===========   ===========  ===========
Cumulative excess(deficiency) of
   interest-earning assets over interest-
   bearing liabilities .......................   $  (215,650)    $  (813,530)  $  (551,348)  $  (621,898)  $   415,939
                                                 ===========     ===========   ===========   ===========   ===========
Cumulative excess(deficiency) of
   interest-earning assets over interest-
   bearing liabilities as a percent of total
   assets ....................................         (6.35%)        (23.94%)      (16.22%)      (18.30%)      12.24%
                                                 ===========     ===========   ===========   ===========   ==========
Pro forma cumulative excess (deficiency) of
      interest-earning  assets over
      interest-bearing liabilities as a
      percent of total assets (6) ............          9.13%          (8.46%)      (10.93%)      (13.00%)      12.24%
                                                 ===========     ===========   ===========   ===========   ==========

--------------------

(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $3.2 million at December 31, 1999.
(3)   Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $38.7 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.
(6) A call is a feature of a loan that retracts the terms of loan (maturity date) at times pre-specified in the loan. $290 million in FHLB advances were called and refinanced in January 2000. The effect of this transaction is included in the pro forma cumulative excess (deficiency) information in the table above.

      Although the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Bank.

      The following table sets forth as of December 31, 1999 the Bank's estimated net interest income over a two year period and NPV based on the indicated changes in interest rates.

    Change (in Basis Point)           Net Interest Income
     in Interest Rates(1)               (next two years)                   NPV
     --------------------               ----------------                   ---
                                    (Dollars in Thousands)

             +300                        $   99,601                    $  35,407
             +200                           121,049                       99,144
             +100                           140,346                      156,574
                0                           156,873                      208,839
             -100                           168,617                      253,171
             -200                           170,123                      244,500
             -300                           162,917                      216,137

-----------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

      Management of the Bank believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Bank's assets and liabilities and the estimated effects of changes in interest rates on the Bank's net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. See "ITEM 1.
BUSINESS--Regulation of Federal Savings Banks--Regulatory Capital Requirements" for a discussion of a proposed OTS regulation which would subject an institution with a greater than "normal" level of interest rate exposure to a deduction of an interest rate risk ("IRR") component in calculating its total capital for risk-based capital purposes. Based on the OTS model, at December 31, 1999, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

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

      The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell and federal funds sold. If the Bank requires funds beyond its ability to generate them internally, various forms of both short- and long-term borrowings provide an additional source of funds. At December 31, 1999, the Bank had $1.1 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. Although the Bank has in the past utilized brokered deposits as a source of liquidity, the Bank does not currently rely upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

      In 1999 the Company secured a $10 million line of credit from a third-party commercial bank for operations and the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. As of December 31, 1999, $4.7 million of the line of credit had been utilized.

      At December 31, 1999, the Bank had outstanding commitments (including unused lines of credit) of $95.7 million, and commitments to originate mortgage and non-mortgage loans of $50.9 million. Certificates of deposit which are scheduled to mature within one year totaled $1.01 billion at December 31, 1999, and borrowings that are scheduled to mature within the same period amounted to $958.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

      Capital Resources. Federally insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. See "ITEM 1.
BUSINESS--Regulation Of Federal Savings Banks--Regulatory Capital Requirements."

      The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 1999.

                                  Required                        Actual                        Excess
                           ---------------------          ---------------------          ---------------------
                           Percent        Amount          Percent        Amount          Percent        Amount
                           -------        ------          -------        ------          -------        ------
                                                          (Dollars in Thousands)
Tangible capital.........   1.50%       $  51,193           6.78%       $231,374           5.28%       $180,181
Tier 1 leverage capital..   4.00          136,514           6.78         231,374           2.78          94,860
Tier 1 risk-based
   capital (1)(2)........   4.00           83,520          11.08         231,374           7.08         147,854
Risk-based capital (1)(2)   8.00          167,040          11.96         249,715           3.96          82,675

-----------

(1) Does not reflect the interest-rate risk component to the risk-based capital requirement, the effective date of which has been postponed.
(2) Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $3.4 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $2.1 billion.

Year 2000

      The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      To date, the Bank has not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any in the future. To date, the Bank has not experienced any year 2000 issues related to any of its key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems were not material.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137. SFAS 133 establishes accounting and reporting standards for hedging and derivative activities. Among other things, this statement requires that an entity recognize all derivative instruments on the balance sheet as either an asset or liability, and to account for these instruments at fair value. The adoption of SFAS 133 is not expected to have a material impact on our results or operations or financial position. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset and Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PBOC HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report............................................      58

Consolidated Statements of Financial Condition--December 31, 1999
         and 1998.......................................................      59

Consolidated Statements of Operations--Years ended December 31,
         1999, 1998 and 1997............................................      60

Consolidated Statements of Comprehensive Earnings (Loss)--Years ended
         December 31, 1999, 1998 and 1997...............................      61

Consolidated Statements of Changes in Stockholders' Equity--Years
         ended December 31, 1999, 1998 and 1997.........................      62

Consolidated Statements of Cash Flows--Years ended December 31,
         1999, 1998 and 1997............................................      63

Notes to Consolidated Financial Statements..............................      65

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
PBOC Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of PBOC Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive earnings (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PBOC Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

Los Angeles, California
January 31, 2000

                               PBOC HOLDINGS, INC.
                 Consolidated Statements of Financial Condition
                           December 31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                                     1999            1998
                                                                                  -----------    -----------
ASSETS
Cash and cash equivalents .....................................................   $    19,582    $    22,401
Federal funds sold ............................................................         2,000         24,000
Securities available-for-sale, at estimated market values (notes 3, 11 and 12)        771,864      1,004,937
Mortgage-backed securities held-to-maturity, market values $4,274
     and $6,372 at December 31, 1999 and 1998 (notes 5 and 12) ................         4,326          6,282
Loans receivable, net (notes 6, 7 and 12) .....................................     2,462,837      2,148,857
Real estate held for sale, net (note 8) .......................................           846          2,723
Premises and equipment, net (note 9) ..........................................         7,105          7,212
Federal Home Loan Bank stock, at cost (note 12) ...............................        66,643         63,150
Accrued interest receivable ...................................................        16,863         17,607
Other assets ..................................................................        46,162         37,858
                                                                                  -----------    -----------
     Total assets .............................................................   $ 3,398,228    $ 3,335,027
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10) ............................................................   $ 1,647,337    $ 1,542,162
Securities sold under agreements to repurchase (note 11) ......................       381,109        364,000
Advances from Federal Home Loan Bank (note 12) ................................     1,123,700      1,198,000
Accrued expenses and other liabilities ........................................        28,754         17,009
Other borrowings (note 13) ....................................................         4,621             --
                                                                                  -----------    -----------
     Total liabilities ........................................................     3,185,521      3,121,171
                                                                                  -----------    -----------

Commitments and contingencies (notes 6, 9 and 20)
     Minority interest (note 1) ...............................................        33,250         33,250

Stockholders' equity (notes 1, 15 and 22):
     Preferred stock, $.01 par value. Authorized 25,000,000 shares;
         none issued and outstanding ..........................................            --             --
     Common stock, par value $.01 per share. Authorized 75,000,000 and 500,000 shares; issued 21,876,205 shares;
         and outstanding 19,941,005 and 21,041,205 shares .....................           219            219
     Additional paid-in capital ...............................................       259,260        259,207
     Accumulated other comprehensive loss .....................................       (38,300)       (14,025)
     Accumulated deficit ......................................................       (23,012)       (56,487)
     Treasury stock, at cost (1,935,200 and 835,000 shares at December 31, 1999
         and 1998, respectively) ..............................................       (18,710)        (8,308)
                                                                                  -----------    -----------
             Total stockholders' equity .......................................       179,457        180,606
                                                                                  -----------    -----------
             Total liabilities and stockholders' equity .......................   $ 3,398,228    $ 3,335,027
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
Interest, fees and dividend income:
     Short term investments ...................................   $      1,289    $      1,797    $      1,038
     Securities purchased under agreements to resell ..........            528             519           2,328
     Investment securities available-for-sale .................         24,052          17,746           3,980
     Mortgage-backed securities ...............................         34,535          32,439          32,672
     Loans receivable .........................................        166,595         125,851          89,938
     Federal Home Loan Bank stock .............................          3,429           2,521           1,023
                                                                  ------------    ------------    ------------
         Total interest, fees and dividend income .............        230,428         180,873         130,979
                                                                  ------------    ------------    ------------
Interest expense:
     Deposits (note 10) .......................................         72,291          69,927          67,247
     Advances from the Federal Home Loan Bank .................         65,743          47,613           8,785
     Securities sold under agreements to repurchase ...........         23,478          22,159          19,635
     Other borrowings .........................................             19              --              --
     Senior debt ..............................................             --             445           1,271
     Hedging costs, net (note 18) .............................            146             214             267
                                                                  ------------    ------------    ------------
         Total interest expense ...............................        161,677         140,358          97,205
                                                                  ------------    ------------    ------------
Net interest income ...........................................         68,751          40,515          33,774
Provision for loan losses (note 7) ............................          4,747           2,000           2,046
                                                                  ------------    ------------    ------------
     Net interest income after provision for loan losses ......         64,004          38,515          31,728
                                                                  ------------    ------------    ------------
Other income:
     Loan service and loan related fees .......................            219             111             481
     Gain (loss) on sale of mortgage-backed securities, net ...         (3,217)          1,682           1,275
     Gain on loan and loan servicing sales, net (note 4) ......             49             613           3,413
     Income (loss) from real estate operations, net (note 8) ..            513           1,479          (1,805)
     Other income .............................................          2,328           2,551           1,753
                                                                  ------------    ------------    ------------
         Total other income (loss) ............................           (108)          6,436           5,117
                                                                  ------------    ------------    ------------
Operating expenses:
     Personnel and benefits ...................................         15,719          23,814          11,787
     Occupancy ................................................         10,056           8,371           7,109
     FDIC insurance ...........................................          1,408           7,316           4,899
     Professional services ....................................          1,511           1,294             528
     Office related expenses ..................................          5,142           4,393           3,913
     Other ....................................................          4,287           1,774           1,307
                                                                  ------------    ------------    ------------
         Total operating expenses .............................         38,123          46,962          29,543
                                                                  ------------    ------------    ------------
Earnings (loss) before income tax benefit, minority interest
      and extraordinary item ..................................         25,773          (2,011)          7,302
Income tax benefit (note 14) ..................................          4,500          16,390           4,499
                                                                  ------------    ------------    ------------
Earnings before minority interest and extraordinary item ......         30,273          14,379          11,801
Minority interest .............................................          3,476           3,476             859
                                                                  ------------    ------------    ------------
     Earnings before extraordinary item .......................         26,797          10,903          10,942
Extraordinary item - gain on sale of FHLB advances ............          6,678              --              --
                                                                  ------------    ------------    ------------
     Net earnings .............................................         33,475          10,903          10,942
Preferred dividends ...........................................             --          (2,160)         (7,340)
                                                                  ------------    ------------    ------------
     Net earnings available to common stockholders ............   $     33,475    $      8,743    $      3,602
                                                                  ============    ============    ============
Earnings per share, basic and diluted before extraordinary item   $       1.31    $       0.59    $       1.14
Earnings per share, basic and diluted .........................   $       1.63    $       0.59    $       1.14
Weighted average shares outstanding ...........................     20,487,111      14,793,644       3,152,064

See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
            Consolidated Statements of Comprehensive Earnings (Loss)
                  Years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                                           December 31,
                                                                 --------------------------------
                                                                    1999        1998        1997
                                                                 --------    --------    --------
Net earnings .................................................   $ 33,475    $ 10,903    $ 10,942

Other comprehensive earnings (loss):

Unrealized gain (loss) on securities available-for-sale ......    (26,517)    (11,190)      4,899

Reclassification of realized (gain) loss  included in earnings      1,422        (447)       (789)

Decrease (increase) in minimum pension liability, net of  tax         820        (121)       (293)
                                                                 --------    --------    --------

Other comprehensive earnings (loss) ..........................    (24,275)    (11,758)      3,817
                                                                 --------    --------    --------

Comprehensive  earnings (loss) ...............................   $  9,200    $   (855)   $ 14,759
                                                                 ========    ========    ========

See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
           Consolidated Statements Of Changes In Stockholders' Equity
              For the Years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                                                                           Accumulated
                                                                       Common Stock                           Other
                                                                --------------------------    Additional  Comprehensive
                                               Preferred Stock     Number        Amount    Paid-in Capital Income (Loss)
                                               ---------------     ------        ------    --------------- -------------
Balance, December 31, 1996 ...................   $         5         98,502    $         1   $   129,793   $    (6,084)
     Net earnings ............................            --             --             --            --            --
     Change in unrealized losses on securities            --             --             --            --         4,110
     Capital contributions, net ..............            --             --             --            21            --
     Change in minimum pension liability .....            --             --             --            --          (293)
                                                 -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1997 ...................             5         98,502              1       129,814        (2,267)
     Net earnings ............................            --             --             --            --            --
     Change in unrealized losses on securities            --             --             --            --       (11,637)
     Conversion of preferred stock to common .            (5)     8,527,473             --            --            --
     Split of  common stock 32 for 1 .........            --        (98,502)            --            --            --
     Split of common stock 32 for 1 ..........            --      3,152,065             --            --            --
     Issuance of common stock in initial
        public offering ......................            --     10,196,667            218       129,393            --
     Preferred dividend paid .................            --             --             --            --            --
     Change in minimum pension liability .....            --             --             --            --          (121)
     Purchases of treasury stock .............            --       (835,000)            --            --            --
                                                 -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1998 ...................            --     21,041,205            219       259,207       (14,025)
     Net earnings ............................            --             --             --            --            --
     Change in unrealized losses on securities            --             --             --            --       (25,095)
     Stock based compensation ................            --             --             --            53            --
     Change in minimum pension liability .....            --             --             --            --           820
     Purchases of treasury stock .............            --     (1,100,200)            --            --            --
                                                 -----------    -----------    -----------   -----------   -----------
Balance, December 31, 1999 ...................   $        --     19,941,005    $       219   $   259,260   $   (38,300)
                                                 ===========    ===========    ===========   ===========   ===========

                                                Accumulated
                                                 Deficit     Treasury Stock      Total
                                                 -------     --------------      -----
Balance, December 31, 1996 ................... $   (58,893)   $        --    $    64,822
     Net earnings ............................      10,942             --         10,942
     Change in unrealized losses on securities          --             --          4,110
     Capital contributions, net ..............          --             --             21
     Change in minimum pension liability .....          --             --           (293)
                                               -----------    -----------    -----------
Balance, December 31, 1997 ...................     (47,951)            --         79,602
     Net earnings ............................      10,903             --         10,903
     Change in unrealized losses on securities          --             --        (11,637)
     Conversion of preferred stock to common .          --             --             (5)
     Split of  common stock 32 for 1 .........          --             --             --
     Split of common stock 32 for 1 ..........          --             --             --
     Issuance of common stock in initial
        public offering ......................          --             --        129,611
     Preferred dividend paid .................     (19,439)            --        (19,439)
     Change in minimum pension liability .....          --             --           (121)
     Purchases of treasury stock .............          --         (8,308)        (8,308)
                                               -----------    -----------    -----------
Balance, December 31, 1998 ...................     (56,487)        (8,308)       180,606
     Net earnings ............................      33,475             --         33,475
     Change in unrealized losses on securities          --             --        (25,095)
     Stock based compensation ................          --             --             53
     Change in minimum pension liability .....          --             --            820
     Purchases of treasury stock .............          --        (10,402)       (10,402)
                                               -----------    -----------    -----------
Balance, December 31, 1999 ................... $   (23,012)   $   (18,710)   $   179,457
                                               ===========    ===========    ===========

See accompanying notes to the consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                           1999           1998           1997
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
     Net earnings ..................................................   $    33,475    $    10,903    $    10,942
         Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization .............................         1,844          1,221          1,234
         Provision for loan and real estate losses .................         4,747          2,000          4,800
         Decrease  in valuation allowance on net deferred tax asset         18,178         15,569          7,006
         (Amortization) write-down for discontinued lease operations            51             55           (265)
         Increase (decrease) in net deferred tax asset .............       (13,417)         1,024         (2,281)
         Amortization and accretion of premiums, discounts and
              deferred fees ........................................         7,786         11,524          7,288
         Amortization of purchase accounting intangible assets,
              premiums and discounts, net ..........................           184            180            (90)
         (Gain) loss on sale of mortgage-backed securities .........         3,217         (1,682)        (1,275)
         Gain on sale of FHLB advances .............................         6,678             --             --
         (Gain) loss on sale of loans and loan servicing ...........           (49)          (613)        (3,413)
         (Gain) on real estate sales ...............................          (602)        (2,180)        (2,214)
         Federal Home Loan Bank stock dividend .....................        (3,421)        (1,640)          (952)
         Increase in accrued interest receivable ...................           744         (4,391)        (1,605)
         Increase (decrease) in accrued interest payable ...........        (1,898)         5,974         (1,000)
         Decrease in other assets ..................................       (12,726)       (35,261)        (8,697)
         Increase (decrease) in accrued expenses ...................        13,645          1,349        (17,364)
         Amortization of Goodwill ..................................           481             68             --
                                                                       -----------    -----------    -----------
              Net cash provided by (used in) operating activities ..        58,917          4,100         (7,886)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sales of investment and mortgage-backed
         securities available-for-sale .............................       318,823        514,841        235,612
     Proceeds from sale of loans and servicing rights ..............        94,111         43,034         88,654
     Investment and mortgage-backed security principal repayments
         and maturities ............................................       153,189        173,830        108,022
     Loan originations, net of repayments ..........................      (228,128)       206,219          7,644
     Purchases of investments and mortgage-backed securities
         available-for-sale ........................................      (270,731)    (1,134,026)      (408,780)
     Purchases of loans ............................................      (193,395)      (876,898)      (505,681)
     Costs capitalized on real estate ..............................            40           (174)        (1,424)
     Proceeds from sale of real estate .............................         8,823         18,923         23,458
     Additions to premises and equipment ...........................        (1,921)        (1,937)        (1,833)
     Sales of premises and equipment ...............................            --             --             --
     Purchase of FHLB stock ........................................           (72)       (37,876)        (8,475)
     Redemption of FHLB stock ......................................            --             --          1,173
                                                                       -----------    -----------    -----------
              Net cash used in investing activities ................      (119,261)    (1,094,064)      (461,630)
                                                                       -----------    -----------    -----------

                                   (Continued)

                               PBOC HOLDINGS, INC.
                Consolidated Statements of Cash Flows, Continued
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                              1999           1998           1997
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from subsidiary preferred stock offering ................   $        --    $        --    $    33,250
     Proceeds from capital infusion, net ..............................            --        129,611             21
     Repayment on senior debt .........................................            --        (11,370)          (285)
     Preferred dividend paid ..........................................            --        (19,439)            --
     Redemption of preferred stock ....................................            --             (5)            --
     Purchases of  treasury stock .....................................       (10,402)        (8,308)            --
     Net increase (decrease) in deposits ..............................       105,175        275,547       (104,628)
     Net increase in securities sold under agreements to repurchase ...        17,109         23,212        148,355
     Proceeds from  FHLB advances .....................................     3,344,743      4,360,900      1,137,684
     Repayment of FHLB advances .......................................    (3,425,721)    (3,634,900)      (745,684)
     Net change in other borrowings ...................................         4,621             --             --
                                                                          -----------    -----------    -----------
              Net cash provided by  financing activities ..............        35,525      1,115,248        468,713
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ..................       (24,819)        25,284           (803)

Cash and cash equivalents at beginning of year ........................        46,401         21,117         21,920
                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ..............................   $    21,582    $    46,401    $    21,117
                                                                          ===========    ===========    ===========

Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest .....................................................   $   163,575    $   134,632    $    96,667
         Income taxes .................................................           300            120            200

Supplemental schedule of non cash investing and financing activities:
     Foreclosed real estate ...........................................   $     6,384    $    10,248    $    31,349
     Loans originated in connection with sale of foreclosed real estate            --          6,147         16,145
     Transfer of loans held for investment to loans held for sale .....        94,062         42,421         85,241

See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

Basis of Accounting

      The consolidated financial statements are prepared in accordance with generally accepted accounting principles which conform to general practice within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

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

      The Company may purchase whole loans at a premium or discount which is amortized over the life of the loans as an adjustment to yield using the interest method. The premium or discount amortization percentage is determined by adjusting the yield for estimated prepayments when prepayments are probable and the timing and amount of prepayments can be reasonably estimated based on market consensus prepayment rates. Calculation of the yield is done on the aggregate method where there are a large number of similar loans, otherwise, a loan by loan approach is used. The yield on adjustable-rate loans is calculated based upon the fully adjusted rate in effect when the loan or security is originated or purchased. Initial estimates of prepayment rates are evaluated periodically against actual prepayment experience and current market consensus prepayment forecasts and if significantly different from the original estimate, the yield is recalculated.

      The Company purchases mortgage-backed and investment securities at a premium or discount which is amortized over the life of the security as an adjustment to the yield using the interest method. The premium or discount percentage is determined by adjusting the securities' yields for estimated prepayments when prepayments are probable and the timing and amount of prepayments can be reasonably estimated based on market consensus prepayment rates.

Commitment Fees

      Commitment fees received in connection with the origination or purchase of loans are deferred and recognized over the life of the resulting loans using the interest method as an adjustment of yield. If the commitment, or a portion thereof, expires unexercised, deferred commitment fees are recognized in income upon expiration of the commitment. There were no expired commitment fees recognized during the years ended December 31, 1999, 1998 and 1997. Direct costs, if any, to originate a commitment are expensed as incurred.

      Commitment fees paid to an investor in connection with the sale of loans are expensed and reduce the net sales proceeds at the time of sale.

Investment Securities

      Management determines the appropriate classification of its securities (mortgage-backed and investment securities) at the time of purchase or origination.

      Securities available-for-sale -- Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale are included in other comprehensive income in the consolidated statements of financial condition until these gains or losses are realized. Gains or losses on sales of securities available-for-sale are based on the specific-identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations. Premiums and discounts are accreted or amortized using the interest method over the estimated life of the securities.

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

      Interest income on impaired loans is recognized on a cash basis if it is determined that collection of principal is probable. Loans that are 90 days or more past due, or when full collection of principal and interest is not probable, are placed on nonaccrual status and interest income that has been earned but not collected is reversed. Loans are returned to accrual status when the borrower has had a period of sustained repayment performance. Management considers all loans formally treated as troubled debt restructurings to be impaired loans in the year of restructuring.

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

Real Estate Held for Sale

      Real estate acquired in settlement of loans is recorded at the date of acquisition at fair value, less estimated disposition costs. Fair value is determined based on recent appraisals or discounted cash flow calculations. The excess of the loan balance over fair value of the asset acquired, if any, is charged to the allowance for loan losses upon foreclosure. Subsequent to foreclosure, additional decreases in the carrying value of foreclosed properties are recognized through a provision charged to operations. An allowance for losses equal to the excess of the book value over the fair value of the property, less estimated selling costs is maintained. The allowance for losses is increased or decreased for subsequent changes in estimated fair market value. Costs of developing and improving such property to facilitate sale are capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against operations as incurred.

Mortgage Banking Activities

      Loans held for sale are carried at the lower of cost or market on an aggregate basis. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company adopted effective January 1, 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). In accordance with SFAS 125, the Company capitalizes mortgage servicing rights (MSRs) acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total costs of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

      The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs for the purpose of impairment, is measured using a discounted cash flow analysis based on the Company's estimated net servicing income, market prepayments rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purpose of capitalization and impairment evaluation include loan type, interest rate tranches, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

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

Earnings per Share

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

Stock Option Plan

      During 1999, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for stock option grants made in 1999 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Goodwill

      Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, is amortized straight-line over its estimated useful life of generally eight to fifteen years. On a periodic basis, the Company reviews its goodwill for events or changes in circumstances that may indicate that the estimated undiscounted future cash flows from these acquisitions will be less than the carrying amount of the goodwill. If it becomes probable that impairment exists, a reduction in the carrying amount is recognized. Management does not believe that an impairment of its goodwill has occurred. Goodwill, which is included in other assets was $7.2 million and $774,000 at December 31, 1999 and 1998, respectively. Goodwill amortization expense was $481,000, $68,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Cash and Cash Equivalents

      For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments (investments) purchased with an original maturity of three months or less to be cash equivalents. This currently includes cash and amounts due from banks and Federal funds sold.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued statement of Financing Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 137. SFAS 133 establishes accounting and reporting standards for hedging and derivative activities. Among other things, this statement requires that an entity recognize all derivative instruments on the balance sheet as either an asset or liability, and to account for these instruments at fair value. The adoption of SFAS 133 is not expected to have a material impact on our results or operations or financial position. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

Reclassification

      Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation.

(2) Securities Purchased under Agreements to Resell

      The Bank purchases securities under agreements to resell at a later date at set prices, generally collateralized by AA or higher rated mortgage-backed securities. The average outstanding balance was approximately $10,449,000 and $10,175,000 during each of the years ended December 31, 1999 and 1998, respectively. The maximum outstanding balance at any month-end was $78,000,000 and $90,000,000 during 1999 and 1998, respectively. The weighted average interest rate on such agreements was approximately 4.97%, 5.61% and 5.65% during the years ended December 31, 1999, 1998 and 1997, respectively. The securities pledged are held by a third-party institution.

(3) Securities Available-for-Sale

      The Bank holds certain securities available-for-sale. The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at December 31, 1999 and 1998 were as follows (dollars in thousands):

                                                                      Amortized   Unrealized   Unrealized     Estimated
                                                                        Cost         Gains       Losses      Fair Value
                                                                     ----------   ----------   ----------    ----------

                                                                                           1999
                                                                     --------------------------------------------------
Debt securities issued by government agencies:
   Due after five years to ten years .............................   $   37,000   $       --   $   (2,798)   $   34,202
Corporate trust preferred:
   Due after ten years ...........................................      259,177           --      (17,302)      241,875
Mortgage-backed securities .......................................      439,739          237      (18,537)      421,439
SBA certificates .................................................       64,747          257         (450)       64,554
Asset based securities ...........................................        9,907           --         (113)        9,794
                                                                     ----------   ----------   ----------    ----------

      Total securities available-for-sale ........................   $  810,570   $      494   $  (39,200)   $  771,864
                                                                     ==========   ==========   ==========    ==========

                                                                                             1998
                                                                     --------------------------------------------------
Debt securities issued by government agencies:
   Due after five years to ten years .............................   $   37,000   $       --   $      (23)   $   36,977
Corporate trust preferred:
   Due after ten years ...........................................      334,814           --       (9,849)      324,965
Mortgage-backed securities .......................................      588,081           35       (3,601)      584,515
SBA certificates .................................................       46,345           33         (160)       46,218
Asset based securities ...........................................       12,308           --          (46)       12,262
                                                                     ----------   ----------   ----------    ----------

      Total securities available-for-sale ........................   $1,018,548   $       68   $  (13,679)   $1,004,937
                                                                     ==========   ==========   ==========    ==========

      Proceeds from sales of investments and mortgage-backed securities available-for-sale were approximately $318,823,000, $514,841,000 and $235,612,000 in each of the years ended December 31, 1999, 1998 and 1997, respectively, and resulted in gross realized gains of approximately $204,000, $1,847,000 and $1,714,000, respectively, and gross realized losses of approximately $3,421,000, $165,000 and $439,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

      At December 31, 1999 and 1998, the amortized cost and estimated fair value of mortgage-backed securities available-for-sale pledged to secure borrowings and swap agreements are as follows:

                                                                    1999                              1998
                                                         ---------------------------       ---------------------------
                                                         Amortized         Estimated       Amortized        Estimated
                                                            Cost          Fair Value          Cost          Fair Value
                                                            ----          ----------          ----          ----------
                                                                            (Dollars in Thousands)
Pledged against:
   Securities sold under agreements to repurchase         $420,531         $399,973         $397,488         $395,720
   Advances from Federal Home Loan Bank .........           68,896           67,779          178,797          177,434
   Swap and corridor agreements .................               65               65              142              139
   Treasury tax and loan account ................           13,698           12,840              804              820
                                                          --------         --------         --------         --------
                                                          $503,190         $480,657         $577,231         $574,113
                                                          ========         ========         ========         ========

(4) Loans Held-for-Sale

      Proceeds from sales of loans held-for-sale were approximately $94.1 million, $43.0 million and $88.7 million in each of the years ended December 31, 1999, 1998 and 1997, respectively. The sales resulted in gross realized gains of approximately $49,000, $613,000 and $165,000 and no gross realized losses in each of the years ended December 31, 1999, 1998 and 1997, respectively. Gains from sales of servicing rights, including flow through and bulk sales of servicing, were $3.2 million for the year ended December 31, 1997. In 1997 the Company deferred gains totaling $5.3 million on the sales of servicing rights for loans owned by the Bank. The unamortized balance of the deferred gain was $2.1 million and $3.0 million at December 31, 1999 and 1998, respectively.

(5) Mortgage-Backed Securities Held-to-Maturity

      The amortized cost, unrealized gains and losses, and estimated fair value of mortgage-backed securities held-to- maturity at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                     Amortized    Unrealized         Unrealized     Estimated
                                                       Cost          Gains             Losses      Fair Value
                                                    ----------    -----------         --------     ----------
                   1999........................     $    4,326    $         4         $   (56)      $   4,274
                                                    ==========    ===========         ========      =========
                   1998........................     $    6,282    $        90         $    --       $   6,372
                                                    ==========    ===========         ========      =========

      Substantially all mortgage-backed securities are collateralized by single-family residence secured loans. There were no sales of mortgage-backed securities held-to-maturity in 1999 and 1998.

(6) Loans Receivable

      A summary of loans receivable at December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                             1999               1998
                                                          ----------         ----------
Real estate loans
Single-family residential:
    Fixed-rate ..................................         $1,057,956         $1,150,414
    Variable-rate ...............................            417,195            344,342
Multifamily, primarily variable-rate ............            327,252            366,625
Commercial and industrial, primary variable-rate             420,919            206,402
Land, primarily fixed-rate ......................                847                880
                                                          ----------         ----------
Real estate loans ...............................          2,224,169          2,068,663
                                                          ----------         ----------
Commercial business loans .......................            159,740             62,665
Consumer loans ..................................            199,879             53,826
Secured by deposits .............................              1,918              3,537
                                                          ----------         ----------
    All loans ...................................          2,585,706          2,188,691
Less:
    Undistributed loan proceeds .................             95,683             17,152
    Unamortized net loan (premiums)/discounts and
       deferred origination fees ................              4,045                814
    Deferred gain on servicing sold .............              2,090              2,971
    Allowance for loan losses (note 7) ..........             21,051             18,897
                                                          ----------         ----------
                                                          $2,462,837         $2,148,857
                                                          ==========         ==========

      Nonaccrual loans were $3.2 million, $8.5 million and $9.9 million at December 31, 1999, 1998 and 1997, respectively. If loans which were on nonaccrual at December 31, 1999, 1998 and 1997 had performed in accordance with their terms for the year or since origination, if shorter, interest income from these loans would have been $372,000,

$950,000 and $644,000, respectively. Interest collected on these loans for these years was $140,000, $364,000 and $67,000, respectively.

      The Company's variable-rate loans are indexed primarily to the COFI and U.S. Treasury one-year and ten year CMT.

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

      At December 31, 1999, the Company had loan applications pending to originate loans of approximately $50,907,000. Other than pending loan applications at year-end, the Bank had no additional outstanding commitments to originate or purchase loans.

(7) Allowance for Loan Losses and Provision for Loan Losses

      An analysis of the activity in the allowance for loan losses for each of the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                            1999            1998          1997
                                          --------       --------      --------

Balance at beginning of year .......      $ 18,897       $ 17,824      $ 23,280
Provision for loan losses ..........         4,747          2,000         2,046
Recoveries credited to the allowance           503             85           106
                                          --------       --------      --------
                                            24,147         19,909        25,432
Losses charged to the allowance ....        (3,096)        (1,012)       (7,608)
                                          --------       --------      --------
Balance at end of year .............      $ 21,051       $ 18,897      $ 17,824
                                          ========       ========      ========

      The Bank's gross impaired loans were $7.2 million and $10.2 million as of December 31, 1999 and 1998, respectively. The average impaired loans for the years ended 1999, 1998 and 1997 were $9.6 million, $9.6 million, and $20.6 million, respectively. Gross impaired loans with a valuation allowance totaled $2.8 million and gross impaired loans without a valuation allowance totaled $4.3 million at December 31, 1999. Interest income recognized related to these loans was $465,000, $552,000 and $67,000 for 1999, 1998 and 1997, respectively.

      The valuation allowance related to impaired loans was $969,000 and $1.6 million at December 31, 1999 and 1998, respectively, and is included in the schedule of the allowance for loan losses described above.

      Troubled debt restructurings totaled $6.5 million and $4.5 million as of December 31, 1999 and 1998, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans were classified as troubled debt restructurings at December 31, 1999.

(8) Real Estate Held for Sale

      Real estate at December 31, 1999 and 1998, consisted of the following (dollars in thousands):

                                                       1999               1998
                                                      -------           -------
         Acquired in settlement of loans:
         Single-family residential ................   $   883           $ 2,723
            Less allowance for losses .............       (37)               --
                                                      -------           -------
               Acquired in settlement of loans ....   $   846           $ 2,723
                                                      =======           =======

      A summary of the components of the income from real estate operations in each of the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                                        1999       1998       1997
                                                      -------    -------    -------
Gross income from real estate operations ..........   $   338    $ 1,147    $ 3,372
Operating expenses ................................       374      1,848      4,637
                                                      -------    -------    -------
    Loss from operations ..........................       (36)      (701)    (1,265)
Gain on real estate sales .........................       602      2,180      2,214
                                                      -------    -------    -------
    Gain from real estate operations ..............       566      1,479        949
Provisions for losses .............................       (53)        --     (2,754)
                                                      -------    -------    -------
    Total income (loss) from real estate operations   $   513    $ 1,479    $(1,805)
                                                      =======    =======    =======

      An analysis of the activity in the allowance for losses for real estate acquired and direct real estate investments for each of the years ended December 31, 1999, 1998 and 1997, respectively, is as follows (dollars in thousands):

                                                         Direct Real
                                           Real Estate      Estate
                                             Acquired    Investments     Total
                                             --------    -----------     -----

Balance, December 31, 1996 ..............     $    72      $ 6,516      $ 6,588
Provision for losses ....................       2,754           --        2,754
Charge-offs .............................      (1,408)        (370)      (1,778)
                                              -------      -------      -------

Balance, December 31, 1997 ..............       1,418        6,146        7,564
Charge-offs .............................      (1,418)      (6,146)      (7,564)
                                              -------      -------      -------
Balance, December 31, 1998  .............          --           --           --
Provision for losses ....................          53           --           53
Charge-offs .............................         (16)          --          (16)
                                              -------      -------      -------

Balance, December 31, 1999  .............     $    37      $    --      $    37
                                              =======      =======      =======

(9) Premises and Equipment

      Premises and equipment at December 31, 1999 and 1998, consisted of the following (dollars in thousands):

                                                            1999          1998
                                                         --------      --------

Land ...............................................     $    521      $    521
Buildings ..........................................          999           967
Furniture, fixtures and equipment ..................       16,125        13,969
Leasehold improvements .............................        5,857         6,308
                                                         --------      --------
                                                           23,502        21,765
Less accumulated depreciation and amortization .....      (16,397)      (14,553)
                                                         --------      --------
                                                         $  7,105      $  7,212
                                                         ========      ========

      The Bank is committed to operating leases on certain premises. Certain of these leases require the Bank to pay property taxes and insurance. Some are subject to annual inflation adjustments, and have renewal options of various periods at various rates. Lease expense on all property totaled approximately $3.0 million, $2.6 million and $2.2 million, net of sublease income of approximately $164,000, $166,000 and $353,000, in each of the years ended December 31, 1999, 1998 and 1997, respectively.

      Approximate minimum lease commitments under noncancellable operating leases at December 31, 1999 are as follows (dollars in thousands): `

         Year                   Gross             Sublease               Net
------------------             --------           --------            --------

2000..............             $  3,596            $   152            $  3,444
2001..............                3,242                 76               3,166
2002..............                2,892                 --               2,892
2003..............                2,340                 --               2,340
2004..............                2,295                 --               2,295
Thereafter........                6,961                 --               6,961
                               --------            -------            --------
                               $ 21,326            $   228            $ 21,098
                               ========            =======            ========

(10) Deposits

      Deposits at December 31, 1999 and 1998 consisted of the following (dollars in thousands):

                                                             1999                               1998
                                                 ------------------------------    -------------------------------
                                                                     Weighted                           Weighted
                                                   Amount          Average Rate       Amount          Average Rate
                                                 ----------        ------------    -----------        ------------
Transaction accounts:
   Checking accounts.........................    $  214,113            1.08%       $   166,807            1.26%
   Passbook accounts.........................       134,377            3.33            139,800            3.60
   Money market accounts.....................       152,899            4.37            126,396            4.20
                                                 ----------                         ----------
     Transaction accounts....................       501,389            2.69            433,003            2.88
                                                 ----------                         ----------
Term certificates:
   3-month...................................         6,857            3.71              6,951            3.83
   6-month...................................        52,922            4.47             60,323            4.86
   12-month..................................       627,514            5.21            594,717            5.46
   18-month..................................        35,897            5.13             44,502            5.43
   24-month..................................        72,003            5.30             57,988            6.28
   36-month..................................        11,580            5.64             11,079            5.71
   48-month..................................           775            5.54              1,176            5.93
   60-month..................................        17,967            5.84             16,145            5.88
   $100,000 and over.........................       320,433            5.27            316,278            5.54
                                                 ----------                         ----------
     Term certificates.......................     1,145,948            5.19          1,109,159            5.49
                                                 ----------                         ----------
                                                 $1,647,337            4.43%        $1,542,162            4.76%
                                                 ==========            ====         ==========            ====

      Term certificates of deposit outstanding by scheduled maturity date at December 31, 1999 are as follows (dollars in thousands):

                                                                   Weighted
                                                   Amount        Average Rate
                                                   ------        ------------

       Due within 3 months...............       $  405,847           5.00%
       Due within 3 to 6 months..........          317,785           5.03
       Due within 6 to 9 months..........          129,261           5.16
       Due within 9 to 12 months.........          154,671           5.61
       Due within 12 to 24 months........          117,644           5.70
       Due within 24 to 36 months.......             9,678           5.78
       Due after 36 months...............           11,062           5.64
                                                ----------
       Total.............................       $1,145,948           5.19%
                                                ==========          =====

      The components of deposit interest expense in each of the years ended December 31, 1999, 1998 and 1997 are as follows (dollars in thousands):

                                                  1999        1998       1997
                                               --------    --------    --------

Checking accounts ..........................   $  2,218    $  2,107    $  1,635
Passbook and money market accounts .........     10,516      10,679      10,841
Term certificates -- under $100,000 ........     47,347      45,217      44,852
Term certificates -- $100,000 and over .....     12,415      12,132      10,124
                                               --------    --------    --------
                                                 72,496      70,135      67,452
Interest forfeitures on early withdrawals ..       (205)       (208)       (205)
                                               --------    --------    --------
                                               $ 72,291    $ 69,927    $ 67,247
                                               ========    ========    ========

(11) Securities Sold under Agreements to Repurchase

      The Bank enters into sales of agency and AA-rated mortgage-backed securities under agreements to repurchase (reverse repurchase agreements) which obligate the Bank to repurchase the identical securities as those which were sold. Such transactions are treated as a financing, with the obligations to repurchase securities sold reflected as a liability and the carrying amount of securities collateralizing the liability included in mortgage-backed securities in the consolidated statements of financial condition. There were $381.1 million and $364.0 million outstanding reverse repurchase agreements at December 31, 1999 and 1998, respectively.

      The maximum repurchase liability balances outstanding at any month-end during the years ended December 31, 1999 and 1998 were approximately $480.2 million and $658.4 million, respectively. The average balances outstanding during each of the years ended December 31, 1999 and 1998 were approximately $417.6 million and $385.5 million, respectively.

      The securities sold under agreements to repurchase identical securities are held in safekeeping by broker/dealers. It is management's policy to enter into repurchase agreements only with broker/dealers who are regarded as primary dealers in these securities and meet satisfactory standards of capitalization and creditworthiness.

      The scheduled maturities and weighted average interest rates of securities sold under agreements to repurchase at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                              1999                               1998
                                                  -----------------------------      -----------------------------
                                                                     Weighted                           Weighted
                                                   Amount          Average Rate        Amount         Average Rate
                                                  ---------        ------------      ---------        ------------
Year of maturity:
   2000.....................................      $ 150,000            5.94%         $ 129,000            5.71%
   2001.....................................         71,109            6.57                 --              --
   2002.....................................         60,000            5.83            135,000            5.79
   2003.....................................         50,000            5.34             50,000            5.34
   2008.....................................         50,000            5.10             50,000            5.10
                                                  ---------                          ---------
                                                  $ 381,109            5.85%         $ 364,000            5.61%
                                                  =========            ====          =========            ====

      Certain of these borrowings are subject to call provisions.

(12) Advances from the FHLB

      Advances from the FHLB at December 31, 1999 and 1998 were collateralized by mortgage-backed agency securities and mortgage loans with a current principal balance of approximately $1.7 billion and $1.9 billion, respectively, and by the required investment in the stock of the FHLB with a carrying value at December 31, 1999 and 1998 of approximately $66.6 million and $63.2 million, respectively.

      At December 31, 1999, the Bank had an available total collateralized line of credit of approximately $1.1 billion with the FHLB. Based on current securities and loans pledged, the Company had $14 million of unused line of credit as of December 31, 1999 with the FHLB.

      The scheduled maturities and weighted average interest rates of advances at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                      1999                                1998
                          -------------------------------      ----------------------------
                                               Weighted                          Weighted
   Year of Maturity          Amount          Average Rate         Amount       Average Rate
   ----------------       ----------         ------------      ----------      ------------
        1999.........     $       --              --%          $   14,000          4.77%
        2000.........        613,700            4.98              185,000          5.69
        2001.........             --              --               25,000          5.68
        2002.........             --              --              139,000          5.44
        2003.........        200,000            5.08              525,000          5.17
        2008                 310,000            5.53              310,000          5.53
                          ----------                           ----------
                          $1,123,700            5.15%          $1,198,000          5.38%
                          ==========            ====           ==========          ====

      During the fourth quarter of 1999 the Bank sold $199 million of FHLB advances. The sales resulted in a gain of $6.7 million, which was reported as an extraordinary item. Certain of these FHLB advances are subject to call provisions. FHLB advances totaling $290 million were called and refinanced in January 2000.

(13) Other Borrowings

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

      In 1999 the Company secured a $10 million line of credit from a third party commercial Bank for operations and the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. As of December 31, 1999, $4.7 million of the line of credit had been utilized. The average interest rate for the loan was 9.5%. A commitment fee of $50,000 was paid for the loan, of $5,000 of which was amortized as of December 31, 1999.

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

      PPCCP has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code, as amended. Accordingly, PPCCP is not subject to Federal income tax to the extent it distributes its income to shareholders (other than Bank) and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As PPCCP qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included for the earnings of PPCCP that were distributed to outside stockholders.

      The income tax (benefit) for the years ended December 31, 1999, 1998, and 1997 consist of the following (dollars in thousands):

                                           1999           1998           1997
                                         --------       --------       --------

Current:
     Federal ......................      $    244       $     --       $    154
     State ........................            17              8             62
                                         --------       --------       --------
         Total current ............           261              8            216
                                         --------       --------       --------

Deferred:
     Federal ......................        (4,761)       (16,398)        (4,715)
                                         --------       --------       --------
         Total tax benefit ........      $ (4,500)      $(16,390)      $ (4,499)
                                         ========       ========       ========

      Deferred tax assets are initially recognized for NOLs and tax credit carryforwards and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on the Company's projected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1999.

      Below is a reconciliation of the expected federal income taxes (benefit) to the consolidated effective income taxes (benefit) for the noted periods:

                                                    1999        1998          1997
                                                 --------     --------     --------
                                                        (Dollars in Thousands)
Statutory federal income tax rate ............         35%          35%          35%
                                                 ========     ========     ========

Expected federal income taxes  (benefit) .....   $  9,021     $   (783)    $  2,556
Increases (reductions) in income taxes
   resulting from:
   State franchise tax, net of federal benefit         11            4           40
   Adjustments to deferred taxes
       fully offset by valuation allowance ...      4,645           --           --
   Change in the valuation allowance .........    (18,178)     (15,569)      (7,006)
   PPCCP nontaxable earnings .................          8          (79)        (301)
   Other .....................................         (7)          37          212
                                                 --------     --------     --------
                                                 $ (4,500)    $(16,390)    $ (4,499)
                                                 ========     ========     ========

      The Company had the following total Federal and State deferred tax assets and liabilities computed at the Federal statutory income tax rate and the California statutory franchise tax rate for the noted periods:

                                                              1999        1998
                                                           --------    --------
                                                          (Dollars in Thousands)
Deferred Tax Assets:
Provision for losses on loans and
    real estate ........................................   $  9,926    $ 12,417
Tax gains on sales of loans, net of deferred gains .....      2,017       1,989
Recognition of interest on nonperforming loans for tax .      6,644       6,355
Accrued  interest on deposits recognized for book
    but deferred for tax ...............................        949       1,187
REMIC Income ...........................................      6,660       5,973
Miscellaneous temporary deductible differences .........      1,558         940
Available NOL carryforwards ............................     53,693      58,176
AMT tax credit carryforwards ...........................      1,693       1,432
                                                           --------    --------
    Total deferred tax assets ..........................     83,140      88,469
                                                           --------    --------

Deferred tax liabilities:
Mark to market as adjusted .............................    (13,056)     (5,399)
Stock dividends from FHLB ..............................     (6,000)     (4,429)
Miscellaneous temporary taxable differences ............       (247)       (247)
Federal tax effect of state temporary differences ......     (2,470)     (3,610)
                                                           --------    --------
   Total deferred tax liabilities ......................    (21,773)    (13,685)
                                                           --------    --------

Deferred tax assets, net of deferred tax liabilities ...     61,367      74,784
    Less deferred tax asset valuation allowance ........    (30,001)    (48,179)
                                                           --------    --------

Net deferred tax assets ................................   $ 31,366    $ 26,605
                                                           ========    ========

      The Federal NOL carryforwards expire as follows (dollars in thousands):

                         Year                                   Total
      -------------------------------------------------        --------

      2001.............................................        $  5,635
      2002.............................................               2
      2003.............................................          24,444
      2004.............................................              26
                                                               --------
      Pre-1992 originated net operating losses.........          30,107
      2008.............................................           5,917
      2009.............................................          14,706
      2010.............................................          78,436
      2011.............................................           5,061
      2013.............................................           7,097
                                                               --------
      Post - 1992 originated net operating losses......         111,217
      2018.............................................          12,086
                                                               --------
      Post-May, 1998 originated net operating losses...          12,086
                                                               --------
                Total............................              $153,410
                                                               ========

      The Company had Federal and California AMT credit carryforwards of approximately $1.7 million as of December 31, 1999 and $1.4 million as of December 31, 1998. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

      In 1992, issuance of preferred stock resulted in a change in control as defined under Section 382 of the Code. As a result, any usage of NOL carryforwards created in 1992 and prior years is limited to approximately $7.7 million per year. The total NOL carryforwards created in 1992 and prior years is approximately $30.1 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the 1992 change in control in 2000 and thereafter is approximately $30.1 million.

      During May of 1998, the Offering resulted in a second change in control as defined under Section 382 of the Code. As a result, any usage of NOL carryforwards created prior to May, 1998 (but post 1992) is limited to approximately $21.3 million per year. The total NOL carryforwards created prior to May, 1998 (but post 1992) is approximately $111.2 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the May, 1998 change in control in 2000 is approximately $33 million.

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

(15) Stockholder's Equity and Earnings Per Share

      Prior to consummation of the Offering and the exchange of preferred stock for Common Stock, there were outstanding 85,000 shares of Series C Preferred Stock, 68,000 shares of Series D Preferred Stock and 332,000 shares of Series E Preferred Stock, all of which were owned by the Material Stockholders (the "Bishop Estate", BIL Securities" and "Arbur"). In connection with the Offering, the Outstanding Preferred Stock was exchanged for shares of Common Stock. An aggregate of 3,152,064 shares of Common Stock was outstanding prior to consummation of the Offering, which gives effect to the conversion of the Outstanding Preferred Stock into Common Stock and the 32:1 stock split. Dividends are payable if and when the Board of Directors of the Company declare such dividends out of the assets of the Company, which by law are available. No dividends have been declared or paid on Common Stock. In 1998, the Company paid a $19.4 million preferred stock dividend in connection with the Offering.

(16) Stock Options

      In April 1999, the stockholders of the Company approved the 1999 Stock Option Plan (the "1999 Plan"), which authorized for granting up to 985,500 options to officers and key employees of the Company. Options under the 1999 Plan have a life of 10 years and vest over three years. All 985,500 options were granted in January 1999.

      In September 1999, the Board of Directors of the Company approved the 2000 Stock Incentive Plan (the "2000 Plan"), which authorized for granting up to 991,822 shares of options to officers, directors, and key employees of the Company. In September 1999, 479,250 options were granted. The 2000 Plan is subject to stockholder approval, and accordingly is accounted for as a variable plan until such approval is obtained. Options under the 2000 Plan have a life of 10 years and vest over 1 year.

The following is a summary of transactions in 1999:

                                                          Number of   Weighted Average
                                                            Shares     Option Price
                                                            ------     ------------
Options outstanding, January 1, 1999 ..............              --           --
Options granted ...................................       1,465,000       $12.20
Options exercised .................................              --           --
Options canceled ..................................              --           --
                                                          ---------       ------
Options outstanding, December 31, 1999 ............       1,465,000       $12.20
                                                          =========       ======

                                              Weighted-
                                               average
                           Number             Remaining                                Number of
                         Outstanding      Contractual Life         Weighted           Exercisable           Weighted
      Exercise          December 31,           Options              Average          December 31,            Average
       Price                1999             Outstanding        Exercise Price           1999            Exercise Price
       -----                ----             -----------        --------------           ----            --------------
       $9.00              479,250                9.8                 $9.00                --                   $9.00
      $13.75              985,500                9.1                $13.75                --                  $13.75

      Had compensation cost for the Company's Stock Option program been determined based on the fair value at the grant dates for awards under both Plans consistent with the method of Statement of Financial Standards No. 123, Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. (Dollars in thousands, except per share amounts).

                                                                          1999
                                                                          ----
Net earnings:
      As reported .........................................           $   33,475
      Pro forma ...........................................           $   32,393
Earnings per share basic & diluted:
      As reported .........................................           $     1.63
      Pro forma ...........................................           $     1.58

      The fair value of each option granted in 1999 was estimated on December 31, 1999 using the Black-Scholes option-pricing model, and was computed based on the following weighted average assumptions.

                                                                         1999 Plan             2000 Plan
                                                                         ---------             ---------
Dividend yield............................................                 0.00%                 0.00%
Expected volatility.......................................                 39.0%                 39.0%
Risk-free interest rate...................................                 6.435%                6.435%
Expected life at December 31, 1999........................                5 years               5 years
Remaining contractual life at December 31, 1999...........                9.1 years            9.8 years
Number of options outstanding at December 31, 1999........                 985,500              479,250

(17) Other Capital Transactions

      On September 2, 1998, the Company announced an initial stock repurchase program of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock, to be effected from time to time in open-market or privately-negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes. Through December 31, 1998, the Company repurchased 835,000 shares pursuant to this program for a total purchase price of $8.3 million. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock. For the year ended December 31, 1999 the Company purchased an additional 1,100,200 shares pursuant to the previous authorizations for a total purchase price of $10.4 million. The additional repurchased shares will also be held as treasury stock and used for general corporate purposes.

(18) Derivatives and Hedging Activities

      Hedging costs, net, for each of the years ended December 31, 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                                            1999    1998    1997
                                                            ----    ----    ----

Interest paid on swaps, net of interest received .......    $ --    $ --    $  2
Amortization of cost of caps, floors and
   corridors, net of interest received .................     146     214     265
                                                            ----    ----    ----
                                                            $146    $214    $267
                                                            ====    ====    ====

      Interest rate swaps are contracts where the parties agree to exchange fixed-rate for floating rate interest payments, or to exchange floating rate interest payments upon two different rate indices (basis swap), for a specified period of time on a specified (notional) amount. The notional amount is used only to calculate the amount of interest payments to be exchanged and does not represent credit risk. The notional amount and weighted average pay and receive rates are shown below in accordance with their contractual dates. The variable repricing indexes associated with the contracts are three-month LIBOR, one-month LIBOR and COFI which were 6.00%, 5.82% and 4.85%, respectively, at December 31, 1999.

      The Bank has only limited involvement in derivative financial instruments and does not use them for trading purposes. The instruments are used to manage interest rate risk. The Bank has entered into corridor contracts to artificially raise the interest rate cap on certain loans. The corridor contracts provide for the payment of interest on the outstanding principal contract amount. Under such contracts, the Bank receives interest if an interest rate that varies according to a specified index exceeds a pre-set level (the strike rate) up to an upper limit (the limit) beyond which additional interest is not received if the rate increases. The index on the Bank's corridors is COFI or three-month LIBOR. A summary of corridor contracts and average interest rate ranges at December 31, 1999 is as follows (dollars in thousands):

                          Contract Amount    Average Strike Price  Average Limit Rate
                          ---------------    --------------------  ------------------
2000....................     $  12,000              6.38%               8.13%
2001....................        20,000              6.64                8.24
                            ----------
                             $  32,000              6.54%               8.20%
                             =========             =====                ====

(19) Benefit Plans

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

      The following table sets forth the funded status of the Plan and amounts recognized in the Bank's consolidated statements of financial condition at December 31, 1999 and 1998 (dollars in thousands):

                                                             1999        1998
                                                           -------     -------

Change in benefit obligation:
    Projected benefit obligation, beginning of year ....   $ 6,248     $ 5,727
    Interest cost ......................................       419         397
    Amendments .........................................      (246)         --
    Benefits paid ......................................      (120)       (106)
    Actuarial loss (gain) ..............................      (879)        230
                                                           -------     -------
    Projected benefit obligation, end of year ..........     5,422       6,248
                                                           -------     -------

Change in plan assets:
    Plan assets, beginning of year .....................     5,716       5,082
    Actual return on plan assets .......................       618         715
    Employer contribution ..............................        --          25
    Benefits paid ......................................      (120)       (106)
                                                           -------     -------
    Plan assets, end of year ...........................     6,214       5,716
                                                           -------     -------

    Funded status ......................................       793        (531)
    Unrecognized prior service costs ...................      (246)         --
    Unrecognized (gain) loss ...........................       131       1,157
                                                           -------     -------
    Net amount recognized ..............................       678         626

Amounts recognized in the statement of
financial position consist of:
    Prepaid benefit cost (accrued benefit liability) ...       678        (531)
    Accumulated comprehensive income ...................        --       1,157
                                                           -------     -------
    Net amount recognized ..............................       678         626
                                                           -------     -------

Components of net periodic benefit cost:
    Interest cost on projected benefit obligation ......       419         396
    Expected return on Plan assets .....................      (505)       (456)
    Amortization of unrecognized (gain) / loss .........        34          35
                                                           -------     -------
    Pension income .....................................   $   (52)    $   (25)
                                                           =======     =======

The assumptions used in the accounting were:
    Discount rate ......................................      8.00%       6.75%
    Expected long-term rate of return on assets ........      9.00%       9.00%

      Pension income was approximately $52,000, $25,000 and $2,000 for the year's ended December 31,1999, 1998 and 1997, respectively. The Company adopted a 401(k) plan effective January 1, 1991. The 401(k) plan covers employees with one year or more of service, and allows participants to contribute a portion of their covered compensation, which amount is 100% vested at the time of contribution. The Bank shall contribute an amount equal to 50% of the participant's contribution up to 6% of the participant's covered compensation, which amount vests over a period of five years. The Bank may elect to make additional contributions on a discretionary basis. The contributions as directed by the participants are invested by the 401(k) plan's trustee in one or more of five investment alternatives in trust for the benefit of the participants. The Bank incurred approximately $191,000, $76,000 and $144,000 of expense related to the 401(k) plan, with no discretionary contributions in each of the years ended December 31, 1999, 1998 and 1997, respectively.

(20) Commitments and Contingencies

      The Company is involved in litigation arising in the normal course of business. Based on information from internal and external legal counsel, and review of the facts and circumstances of such litigation, management is of the opinion that the ultimate resolution of all pending litigation proceedings will not have an adverse material effect on the Company. See Note 26 for a discussion of litigation related to the Company's goodwill litigation.

(21) Fair Value of Assets and Liabilities

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

      The carrying amounts and fair values of the Bank's financial instruments consisted of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                   1999                         1998
                                       -------------------------    -------------------------
                                         Carrying                     Carrying
                                          Amount      Fair Value       Amount      Fair Value
                                       -----------   -----------    -----------   -----------
Financial assets:
    Cash and cash equivalents ......   $    21,582   $    21,582    $    46,401   $    46,401
    Securities available-for-sale ..       771,864       771,864      1,004,937     1,004,937
       Mortgage-backed securities
       held-to-maturity ............         4,326         4,274          6,282         6,372
       Loans receivable ............     2,462,837     2,407,999      2,148,857     2,160,238
       FHLB stock ..................        66,643        66,643         63,150        63,150

Financial liabilities:
    Deposits .......................     1,647,337     1,643,102      1,542,162     1,539,645
    Securities sold under agreements
       to repurchase ...............       381,109       380,641        364,000       373,402
       Advances from the FHLB ......     1,123,700     1,107,045      1,198,000     1,219,404
    Other borrowings ...............         4,621         4,621             --            --

Financial instruments:
    Interest rate corridors ........           120           (72)           266          (236)

      The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

            o Cash and Cash Equivalents - The carrying amount approximates the fair value for cash and short-term investments.

            o Securities Available-for-Sale - Fair value is based on quoted market prices or dealer quotes.

            o Mortgage-Backed Securities - Fair value is based on quoted market prices or dealer quotes.

            o Loans Receivable - For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of multifamily and commercial real estate loans is estimated by discounting the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity. Impaired loans are valued based upon the fair value of underlying collateral, if collateral dependent or alternatively, the present value of expected cash flows using the loan's original implicit loan interest rate.

            o FHLB Stock - The carrying amount of FHLB Stock approximates its fair value.

            o Deposit - The fair values of Checking accounts, passbook accounts and money market accounts withdrawable on demand without penalty are, by definition, equal to the amount withdrawable on demand at the reporting date, which is their carrying amount. The fair value of term certificates of deposit, all of which are fixed maturity bearing a fixed-rate of interest, is estimated by discounting future projected cash flows at interest rates approximating interest rates currently offered by the Bank for similar types of certificates of deposit for similar remaining terms to maturity.

            o Securities Sold under Agreements to Repurchase - The fair value is estimated by discounting projected future cash flows at the current interest rates available to the Bank for Securities Sold Under Agreements to Repurchase with similar terms for similar remaining terms to maturity.

            o Other Borrowings - The carrying amount of other borrowings approximates its fair value.

            o Advances from the FHLB - The fair value is estimated by discounting projected future cash flows at the current advance interest rates available to the Bank for FHLB advances with similar terms for similar remaining terms to maturity.

            o Interest Rate Corridors - The fair values of interest rate corridors are based upon dealer quotes or estimated using option pricing models utilizing current market consensus assumptions for interest rate caps and corridors of similar terms and strike or floor prices for the same remaining term to maturity.

(22) Regulatory Capital Requirements

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tangible capital (as defined in the regulations) to adjusted tangible assets (as defined) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 1999, that the Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum total risk-based ratio of 10%, Tier 1 risk-based ratio of 6% and Tier 1 leverage ratio of 5%. There are no conditions or events since that notification that management believes have changed the institution's category.

      While all insured institutions are required by OTS regulations to meet these minimum regulatory capital requirements, the Bank has regulatory Assistance Agreements which were entered into with the FSLIC as part of the Company's purchase of the Bank in 1987, and which provides for an additional $118.9 million of regulatory capital at December 31, 1999. Until the passage of FIRREA, the Bank met all capital requirements by including the additional Assistance Agreement capital amount in regulatory capital.

      The position of the OTS was and continues to be that under FIRREA, Assistance Agreements which provide additional regulatory capital, and/or capital forbearances are no longer in effect as of December 7, 1989. The OTS notified the Bank in 1990 that the additional Assistance Agreement capital amounts cannot be included in meeting the FIRREA capital requirements, and as a result thereof the OTS believed the Bank did not meet minimum FIRREA capital requirements. Management disagreed, and still disagrees, with the OTS, and attempted to preserve all of its rights and remedies under the Assistance Agreements. At December 31, 1999, the Bank met all minimum FIRREA regulatory capital requirements without inclusion of the additional Assistance Agreement capital amounts.

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

      The ability of the Company to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank's ability to pay these dividends is dependent upon its earnings from operations and the adequacy of its regulatory capital. As a well capitalized institution, the maximum dividend allowable under statute is the higher of (i) 100% of the Bank's net earnings to date during the calendar year plus the amount that would reduce by one-half its capital surplus ratio at the beginning of the year or (ii) 75% of the previous four quarters of net earnings less dividends paid in such quarters. The OTS director must be notified of the proposed distribution.

      At December 31, 1999 and 1998, the Bank's regulatory capital calculations, computed by management both with and without inclusion of the additional capital provided for in the Bank's Assistance Agreements were as follows (dollars in thousands):

                                                            Regulatory Capital/Standard as of December 31, 1999
                                                       --------------------------------------------------------------
                                                       Tangible           Tier 1        Tier 1 Risk-     Total Risk-
Without Additional Assistance Agreement Capital         Capital          Leverage          Based        Based Capital
-----------------------------------------------        ---------        ---------        ---------      -------------
     Stockholders' equity/GAAP capital ..........      $ 184,108        $ 184,108        $ 184,108        $ 184,108
     Adjustment for unrealized losses on
         securities available-for-sale ..........         38,706           38,706           38,706           38,706
     Deduction for disallowed deferred
         tax assets .............................        (17,285)         (17,285)         (17,285)         (17,285)
     Deduction for intangible assets ............         (7,405)          (7,405)          (7,405)          (7,405)
     Minority interest in subsidiary ............         33,250           33,250           33,250           33,250
                                                       ---------        ---------        ---------        ---------
     Total Tier 1 capital .......................        231,374          231,374          231,374          231,374
     Includable allowance for loan losses .......             --               --               --           18,341
                                                       ---------        ---------        ---------        ---------
         Total capital ..........................        231,374          231,374          231,374          249,715
     Minimum capital requirement ................         51,193          136,514           83,520          167,040
                                                       ---------        ---------        ---------        ---------
     Regulatory capital excess ..................      $ 180,181        $  94,860        $ 147,854        $  82,675
                                                       =========        =========        =========        =========

     Capital ratios:
       Regulatory as reported ...................           6.78%            6.78%           11.08%           11.96%
       Minimum capital ratio ....................           1.50             4.00             4.00             8.00
                                                       ---------        ---------        ---------        ---------
       Regulatory capital excess ................           5.28%            2.78%            7.08%            3.96%
                                                       =========        =========        =========        =========

     With Additional Assistance Agreement Capital
       Regulatory capital as adjusted ...........      $ 350,274        $ 350,274        $ 350,274        $ 368,615
       Minimum capital requirement (per above) ..         51,193          136,514           83,520          167,040
                                                       ---------        ---------        ---------        ---------
       Regulatory capital excess ................      $ 299,081        $ 213,760        $ 266,754        $ 201,575
                                                       =========        =========        =========        =========

                                                             Regulatory Capital/Standard as of December 31, 1998
                                                       --------------------------------------------------------------
                                                       Tangible           Tier 1        Tier 1 Risk-     Total Risk-
Without Additional Assistance Agreement Capital         Capital          Leverage          Based        Based Capital
-----------------------------------------------        ---------        ---------        ---------      -------------
     Stockholders' equity/GAAP capital ..........      $ 179,357        $ 179,357        $ 179,357        $ 179,357
     Adjustment for unrealized losses on
       securities available-for-sale ............         13,609           13,609           13,609           13,609
     Deduction for disallowed deferred
       tax assets ...............................        (15,024)         (15,024)         (15,024)         (15,024)
     Deduction for intangible assets ............         (1,119)          (1,119)          (1,119)          (1,119)
     Minority interest in subsidiary ............         33,250           33,250           33,250           33,250
                                                       ---------        ---------        ---------        ---------
     Total Tier 1 capital .......................        210,073          210,073          210,073          210,073
     Includable allowance for loan losses .......             --               --               --           16,143
                                                       ---------        ---------        ---------        ---------
       Total capital ............................        210,073          210,073          210,073          226,216
     Minimum capital requirement ................         49,983          133,288           73,189          146,378
                                                       ---------        ---------        ---------        ---------
     Regulatory capital excess ..................      $ 160,090        $  76,785        $ 136,884        $  79,838
                                                       =========        =========        =========        =========

     Capital ratios:
       Regulatory as reported ...................           6.30%            6.30%           11.48%           12.36%
       Minimum capital ratio ....................           1.50             4.00             4.00             8.00
                                                       ---------        ---------        ---------        ---------
       Regulatory capital excess ................           4.80%            2.30%            7.48%            4.36%
                                                       =========        =========        =========        =========

With Additional Assistance Agreement Capital
     Regulatory capital as adjusted .............      $ 331,873        $ 331,873        $ 331,873        $ 348,017
     Minimum capital requirement (per above) ....         49,983          133,288           73,189          146,378
                                                       ---------        ---------        ---------        ---------
     Regulatory capital excess ..................      $ 281,890        $ 198,585        $ 258,684        $ 201,639
                                                       =========        =========        =========        =========

(23) Condensed Financial Information of PBOC Holdings, Inc.:

      The condensed unconsolidated balance sheets of the Company at December 31, 1999 and 1998, were as follows:

                                                            1999          1998
                                                         --------      --------
                                                          (Dollars in Thousands)

Assets
     Cash .........................................      $    148      $  1,804
     Investment in subsidiary .....................       184,108       179,357
     Other assets .................................             2            --
                                                         --------      --------
         Total assets .............................      $184,258      $181,161
                                                         ========      ========

Liabilities and Stockholder's Equity
     Liabilities:
         Accrued expenses and other liabilities ...      $    180      $    555
         Other borrowings - line of credit ........         4,621            --
                                                         --------      --------
             Total liabilities ....................         4,801           555
     Total stockholders' equity ...................       179,457       180,606
                                                         --------      --------
         Total liabilities and stockholder's equity      $184,258      $181,161
                                                         ========      ========

      The condensed unconsolidated statements of operations of the Company for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                           1999          1998           1997
                                                         --------      --------       --------
                                                               (Dollars in Thousands)
Income:
    Cash dividends from subsidiary ................      $  5,000      $    200       $  2,100
    Interest income ...............................            11           259             --
                                                         --------      --------       --------
                                                            5,011           459          2,100
Expense:
    Interest on other borrowings ..................            19           445          1,272
    General and administrative expenses ...........           537           284             30
    Other expense .................................             6            64             --
                                                         --------      --------       --------
                                                              562           793          1,302
                                                         --------      --------       --------
    Earnings (loss) before undistributed earnings
       of subsidiary ..............................         4,449          (334)           798
    Equity in undistributed earnings of subsidiary         29,026        11,237         10,144
                                                         --------      --------       --------
    Net earnings ..................................      $ 33,475      $ 10,903       $ 10,942
                                                         ========      ========       ========

      The Company relies upon the Bank for dividends to support its operations. Absent these dividends, the Company must rely upon its stockholders to support its activities. The ability of the Bank to pay dividends is dependent upon its ability to maintain minimum capital requirements and profitability.

      The condensed unconsolidated statements of cash flows of the Company for the years ended December 31, 1999, 1998 and 1997 are as follows (dollars in thousands):

                                                                   1999           1998            1997
                                                                ---------       ---------       ---------
                                                                          (Dollars in Thousands)
Cash flows from operations activities:
    Net earnings .........................................      $  33,475       $  10,903       $  10,942
Adjustment to reconcile net loss to net cash
    used in operating activities:
    (Decrease) increase in accrued expenses ..............           (325)            544             (33)
    Increase (decrease) in accrued interest payable ......              3             257            (393)
    Increase in other assets .............................             (2)             --              --
    Equity in undistributed (earnings) of subsidiary .....        (29,026)        (11,237)        (10,144)
                                                                ---------       ---------       ---------
       Net cash provided by operating
          activities .....................................          4,125             467             372

Cash flows from financing activities:
    Proceeds from Offering ...............................             --         129,611              --
    Net change in other borrowings .......................          4,621         (11,370)             --
    Capital investment in subsidiary .....................             --         (89,307)             --
    Purchases of treasury stock ..........................        (10,402)         (8,308)             --
    Retirement of preferred stock ........................             --              (5)             --
    Dividends paid .......................................             --         (19,439)             --
    Cash contributions to additional paid-in capital .....             --              --              21
    Payment on senior debt ...............................             --              --            (285)
                                                                ---------       ---------       ---------
       Net cash provided by (used in) financing activities         (5,781)          1,182            (264)
                                                                ---------       ---------       ---------
    Net decrease (increase) in cash and cash equivalents .         (1,656)          1,649             108
    Cash and cash equivalents at beginning of year .......          1,804             155              47
                                                                ---------       ---------       ---------
    Cash and cash equivalents at end of year .............      $     148       $   1,804       $     155
                                                                =========       =========       =========

(24) Quarterly Results of Operations - Unaudited

      The following table presents the unaudited results of operations by quarter for 1999 and 1998:

                                                                       Quarters Ended
                                                    -------------------------------------------------------
                                                    March 31        June 30     September 30    December 31
                                                    --------        -------     ------------    -----------
                                                             (In thousands, except per share data)
1999
Total interest income ........................      $ 53,783       $ 55,793       $ 59,558       $ 61,294
Total interest expense .......................        39,001         39,770         41,634         41,272
                                                    --------       --------       --------       --------
Net interest income ..........................        14,782         16,023         17,924         20,022
Provision for loan losses ....................         1,050          1,050          1,200          1,447
                                                    --------       --------       --------       --------
Net interest income after provision for
     loan losses .............................        13,732         14,973         16,724         18,575
Gain (loss) on sale of investment securities .           121             76              3         (3,417)
Other income .................................           820            631          1,113            545
Operating expenses ...........................         8,476          8,865         10,023         10,759
                                                    --------       --------       --------       --------
Earnings (loss) before income tax benefit ....         6,197          6,815          7,817          4,944
Income tax benefit ...........................         1,000          1,000          1,500          1,000
                                                    --------       --------       --------       --------
Earnings before minority interest and
     extraordinary item ......................         7,197          7,815          9,317          5,944
     Minority interest .......................          (869)          (869)          (869)          (869)
                                                    --------       --------       --------       --------
Earnings before extraordinary item ...........         6,328          6,946          8,448          5,075
 Extraordinary item -gain on sale of
     FHLB advances ...........................            --             --             --          6,678
                                                    --------       --------       --------       --------
Net earnings available to common
     stockholders ............................      $  6,328       $  6,946       $  8,448       $ 11,753
                                                    ========       ========       ========       ========
Earnings per common share, basic and
     diluted, before extraordinary item ......      $   0.30       $   0.34       $   0.41       $   0.26
                                                    ========       ========       ========       ========
Earnings per common share, basic and diluted .      $   0.30       $   0.34       $   0.41       $   0.58
                                                    ========       ========       ========       ========

1998
Total interest income ........................      $ 38,944       $ 37,149       $ 51,979       $ 52,801
Total interest expense .......................        28,771         30,787         40,647         40,153
                                                    --------       --------       --------       --------
Net interest income ..........................        10,173          6,362         11,332         12,648
Provision for loan losses ....................           450            450            450            650
                                                    --------       --------       --------       --------
Net interest income after provision for
     loan losses .............................         9,723          5,912         10,882         11,998
Gain on sale of mortgage-backed
     securities ..............................           323             --            937            422
Other income .................................           535          2,411            851            957
Operating expenses ...........................         7,680         23,240          6,999          9,043
                                                    --------       --------       --------       --------
Earnings (loss) before income taxes benefit ..         2,901        (14,917)         5,671          4,334
Income tax benefit ...........................            --          9,390             --          7,000
                                                    --------       --------       --------       --------
Earnings before minority interest ............         2,901         (5,527)         5,671         11,334
Minority interest ............................          (869)          (869)          (869)          (869)
                                                    --------       --------       --------       --------
Net earnings (loss) ..........................         2,032         (6,396)         4,802         10,465
Dividends on preferred stock .................         1,451            709             --             --
                                                    --------       --------       --------       --------
Earnings (loss) available to common
     stockholders ............................      $    581       $ (7,105)      $  4,802       $ 10,465
                                                    ========       ========       ========       ========
Earnings  (loss) per common share,
     basic and diluted .......................      $   0.18       $  (0.57)      $   0.22       $   0.50
                                                    ========       ========       ========       ========

(25) Goodwill Litigation and Shareholder Rights Agreement

      As discussed in Note (22) above, the Company and the Bank have filed a lawsuit against the United States Government with regard to supervisory and accounting goodwill which were eliminated by FIRREA. To date, there have been no material settlement discussions to resolve the litigation and no trial date has been set. While the outcome of the lawsuit cannot be determined at this time, management believes that, based on the advice of outside legal counsel, that the Company's and the Bank's positions have substantial merit.

      In May, 1998, a former preferred stockholder of the Company and the Bank filed a lawsuit against the Company, the Bank and certain other parties seeking to participate in any recovery against the government in the goodwill litigation. The Company intends to defend this action vigorously.

      In connection with the IPO, the Company, the Bank and each of the Material Stockholders (i.e., the Bishop Estate, BIL Securities and Arbur) entered into a Shareholder Rights Agreement (the "Agreement") which entitles the Material Stockholders to 95% of any recovery against the government in the goodwill litigation. The remaining 5% will be retained by the Company and/or the Bank. As defined in the Agreement, the litigation recovery to be distributed will equal cash payments received by the Company and/or Bank in the litigation, after deduction of legal and other expenses incurred in the litigation and any income tax liability of the Company or Bank incurred as a result of the recovery.

      The Agreement provides that the Material Stockholder's claim to 95% of any litigation recovery by the Company or Bank is documented in the form of goodwill participation rights. To the extent the Company is prohibited from distributing a recovery payment, or any portion thereof, or cannot do so because the Bank is prohibited from making a distribution to the Company, the Company shall, upon the written request of any Material Stockholder, issue to such Material Stockholder preferred stock of the Company with an aggregate liquidation preference equal in value to the recovery payment or portion thereof which the Company shall have been prohibited from distributing (the "Recovery Payment Preferred"). The Company shall issue the Recovery Payment Preferred upon surrender to the Company of such Material Stockholder's rights. The stated value of each share of Recovery Payment Preferred shall be $1,000. The holders of the Recovery Payment Preferred shall be entitled to receive cumulative preferential cash dividends payable quarterly at a fixed-rate per share of 9 3/4% per annum.

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

      The Agreement also established a Litigation Committee of the Company's Board of Directors which will oversee the goodwill litigation and related litigation with the former preferred stockholder and make final decisions relating to any dismissal, settlement or termination of the litigation. The Agreement further provides that the Material Stockholders shall indemnify the Company and/or the Bank for 95% of the liability incurred by the Company or Bank in any claim by the former preferred stockholder or other parties which seeks in whole or in part any amounts recovered by the Company and/or the Bank in the goodwill litigation and for 100% of the liability incurred by the Company or the Bank in any claim by a party other then the Company or the Bank that challenges the validity or binding effect of the Agreement.

(26) Subsequent Event

      On January 31, 2000, the Bank acquired The Bank of Hollywood. The acquisition will be treated as a purchase for accounting purposes. The purchase of the Bank of Hollywood will increase the Bank's total assets by $157.4 million, including $64.4 million of net loans and $145.1 million of deposits. The Bank will also record an addition to it's goodwill account of $15.3 million for the purchase of the Bank of Hollywood to be amortized on a straight-line basis over 15 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000 from pages two to eight, and 13 and 14. Such Proxy Statement was filed with the SEC on March 23, 2000 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

      The information relating to Directors and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement from pages five to 13, and 17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement from pages 15 and 16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement from page 18.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Document filed as part of this Report.

      (1) The Consolidated Financial Statements are contained herein as listed on the "Index" on page 57 hereof.

      (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

      (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.               Description
---               -----------

3.1         Amended and Restated Certificate of Incorporation of PBOC Holdings,
                 Inc.1/
3.2         Bylaws of PBOC Holdings, Inc. 1/
4           Stock Certificate of PBOC Holdings, Inc.2/
10.1        Employment Agreement between PBOC Holdings, Inc., People's Bank of
                 California and Rudolf P. Guenzel1/
10.2        Employment Agreement between PBOC Holdings, Inc., People's Bank of
                 California and J. Michael Holmes1/
10.3        Employment Agreement between PBOC Holdings, Inc., People's Bank of
                 California and William W. Flader1/
10.4        Employment Agreement between the People's Bank of California and
                 Doreen J. Blauschild2/
10.5        Deferred Compensation Plan1/
10.6        Grantor Trust1/
10.7        Shareholder Rights Agreement1/
10.8        Stockholders' Agreement1/
10.9        1999 Stock Option Plan3/
21          Subsidiaries of the Registrant - Reference is made to "ITEM 1.
                 BUSINESS" for the Required information
23.1        Consent of KPMG LLP
27          Financial Data Schedule

----------
1/ Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1998 as filed on March 22, 1999 (File No. 000-24215).

2/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

3/    Incorporated by reference from the Registrant's Proxy Statement on
      Schedule 14A as filed on March 22, 1999 (File No. 000-24215).

      (3)(b) Reports filed on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     By: /s/ Rudolf P. Guenzel
                                         ---------------------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rudolf P. Guenzel
---------------------------------------------------
Rudolf P. Guenzel,
President and Chief Executive Officer and  Director
(Principal Executive Officer)                                     March 20, 2000

/s/ J. Michael Holmes
---------------------------------------------------
J. Michael Holmes
Senior Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer) and Director                            March 20, 2000

/s/ Murray Kalis
---------------------------------------------------
Murray Kalis
Director                                                          March 20, 2000

/s/ Randall O. Chang
---------------------------------------------------
Randall O. Chang
Director                                                          March 20, 2000

/s/ Robert W. MacDonald
---------------------------------------------------
Robert W. MacDonald
Director, Chairman of the Board                                   March 20, 2000

/s/ John F. Davis
---------------------------------------------------
John F. Davis
Director                                                          March 20, 2000