Form 10-Q
period 2000-03-31
PBOC HOLDINGS INC
filed 2000-05-15
CIK 1057672

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

                CLASS                       SHARES OUTSTANDING AT  APRIL 5, 2000
                -----                       ------------------------------------
    Common Stock, $.01 par value                         19,876,205


================================================================================

                               PBOC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                                                                 PAGE
                                                                                                               ----
             Consolidated Statements of Financial Condition - March 31, 2000
             and December 31, 1999.........................................................................       3

             Consolidated Statements of Operations - Three months ended
             March 31, 2000 and 1999.......................................................................       4

             Consolidated Statements of Comprehensive Earnings  - Three months ended
             March 31, 2000 and 1999.......................................................................       5

             Consolidated Statements of Cash Flows - Three months ended March 31, 2000
             and 1999......................................................................................       6

             Notes to Consolidated Financial Statements....................................................       7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................................................       8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................      18

                       PART II -- OTHER INFORMATION

ITEMS 1-5 NOT APPLICABLE...................................................................................      19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          SIGNATURES.......................................................................................      21


                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              DECEMBER 31,
                                                                                  MARCH 31, 2000                  1999
                                                                                --------------------       -------------------
                                 ASSETS
Cash and cash equivalents................................................             $   27,475               $   19,582
Federal funds sold.......................................................                 25,600                    2,000
Securities purchased under agreements to resell..........................                 20,000                       --
Securities available-for-sale, at estimated market values................                771,426                  771,864
Mortgage-backed securities held-to-maturity, market values
  $4,035 at March 31, 2000 and $4,274 at December 31, 1999..............                  4,083                    4,326
Loans receivable, net....................................................              2,559,323                2,454,612
Real estate held for sale, net...........................................                  1,346                      846
Premises and equipment, net..............................................                  7,366                    7,105
Federal Home Loan Bank stock, at cost....................................                 55,775                   66,643
Accrued interest receivable..............................................                 19,167                   16,863
Goodwill ................................................................                 22,172                    7,246
Deferred tax assets......................................................                 57,625                   32,116
Other assets    .........................................................                 16,152                   15,025
                                                                                --------------------       -------------------
     Total assets........................................................             $3,587,510               $3,398,228
                                                                                ====================       ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.................................................................             $1,911,358               $1,647,337
Securities sold under agreements to repurchase...........................                366,109                  381,109
Advances from Federal Home Loan Bank.....................................              1,056,000                1,123,700
Accrued expenses and other liabilities...................................                 10,860                   28,754
Other borrowings - line of credit........................................                  5,449                    4,621
                                                                                --------------------       -------------------
   Total liabilities.....................................................              3,349,776                3,185,521
                                                                                --------------------       -------------------

Minority interest........................................................                 33,250                   33,250

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 25,000,000 shares:
       none issued and outstanding.......................................                     --                       --
    Common stock, par value $.01 per share. Authorized
       75,000,000 shares; issued 21,876,205 shares; and outstanding 19,876,205 and 19,941,005 at March 31, 2000
       and December 31, 1999, respectively...............................                    219                      219
   Treasury stock, at cost (2,000,000 shares and 1,935,200 shares .......
    at March 31, 2000 and December 31, 1999, respectively)...............                (19,331)                 (18,710)
   Additional paid-in capital............................................                259,260                  259,260
   Accumulated other comprehensive loss..................................                (44,939)                 (38,300)
   Retained earnings (accumulated deficit)...............................                  9,275                  (23,012)
                                                                                --------------------       -------------------
         Total stockholders' equity......................................                204,484                  179,457
                                                                                --------------------       -------------------
         Total liabilities and stockholders' equity......................             $3,587,510               $3,398,228
                                                                                ====================       ===================



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Three Months Ended March 31,
                                                               ------------------------------------
                                                                      2000               1999
                                                               -------------------  ---------------
    Interest, fees and dividend income:
       Short term investments.................................     $      996         $        274
       Securities purchased under agreements to resell........            188                   11
       Investment securities..................................          6,319                6,364
       Mortgage-backed securities.............................          6,673                8,134
       Loans receivable.......................................         47,959               38,081
       Federal Home Loan Bank stock...........................            870                  808
                                                               -------------------  ---------------
            Total interest, fees and dividend income..........         63,005               53,672
                                                               -------------------  ---------------
    Interest expense:
       Deposits...............................................         20,060               17,956
       Advances from the Federal Home Loan Bank...............         16,181               15,897
       Securities sold under agreements to repurchase.........          6,747                5,101
       Other borrowings - line of credit......................            147                   --
       Hedging costs, net.....................................             32                   47
                                                               -------------------  ---------------
            Total interest expense............................         43,167               39,001
                                                               -------------------  ---------------
    Net interest income.......................................         19,838               14,671
       Provision for loan losses..............................          1,500                1,050
                                                               -------------------  ---------------
            Net interest income after provision for loan losses        18,338               13,621
                                                               -------------------  ---------------
    Other income:
       Loan service and loan related fees.....................            237                    6
       Gain on investment securities sales, net...............            127                  121
       Gain on loan sales, net..............................               --                   49
       Income (loss) from real estate operations, net ........             (6)                  60
       Other income...........................................            858                  816
                                                               -------------------  ---------------
            Total other income................................          1,216                1,052
    Operating expenses:
       Personnel and benefits.................................          4,830                3,926
       Occupancy..............................................          2,802                2,206
       FDIC insurance.........................................            214                  334
       Professional services..................................            499                  266
       Office related expenses................................          1,693                1,127
       Other ...............................................            1,360                  617
                                                               -------------------  ---------------
            Total operating expenses..........................         11,398                8,476
                                                               -------------------  ---------------
    Earnings before income tax benefit and minority interest..          8,156                6,197
    Income tax benefit .......................................         25,000                1,000
                                                               -------------------  ---------------
    Earnings before minority interest.........................         33,156                7,197
    Minority interest.........................................            869                  869
                                                               ===================  ===============
            Net earnings .....................................     $   32,287         $      6,328
                                                               ===================  ===============



    Earnings per share basic and diluted .....................     $     1.62          $      0.30
    Weighted average number of shares outstanding ............     19,881,070           20,757,733


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ------------------------------------
                                                                    2000                 1999
                                                               ----------------     ---------------
Net earnings ..............................................       $    32,287          $     6,328
Other comprehensive loss:
   Unrealized loss on securities available-for-sale .......            (6,512)              (1,082)

   Reclassification of realized gains included in earnings               (127)                 (93)
                                                               ----------------     ---------------
   Other comprehensive loss................................            (6,639)              (1,175)
                                                               ----------------     ---------------

Comprehensive earnings.....................................       $    25,648          $     5,153
                                                               ================     ===============


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                        -----------------------------------------
                                                                                               2000                  1999
                                                                                        -------------------   -------------------
Cash flows from operating activities:
    Net earnings ...................................................................       $    32,287           $     6,328
    Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
        Provision for loan losses...................................................             1,500                 1,050
        Depreciation................................................................               470                   416
        Amortization/accretion of premiums, discounts and deferred fees ............            (3,473)                4,383
        Decrease in valuation allowance on net deferred tax assets..................           (25,000)               (1,000)
        Amortization of purchase accounting intangibles.............................                45                    45
        Gain on sale of securities available-for-sale...............................              (127)                 (121)
        Gain on sale of real estate owned...........................................                (2)                 (107)
        FHLB stock dividend.........................................................              (921)                 (850)
        (Increase) decrease in accrued interest receivable..........................            (1,717)                  395
        Decrease in accrued interest payable........................................            (1,346)                  (12)
        Decrease in other assets....................................................               340                 3,309
        Amortization for discontinued lease operations..............................                13                    13
        Decrease in accrued expenses................................................           (16,688)                 (362)
        Gain on sale of loans ......................................................                --                   (49)
        Amortization of goodwill....................................................               414                    26
                                                                                        -------------------   -------------------
        Net cash provided (used in) by operating activities.........................           (14,205)               13,464
                                                                                        -------------------   -------------------
Cash flows from investing activities:
    Increase in securities purchased under agreements to resell.....................           (20,000)              (78,000)
    Proceeds from sales of securities available-for-sale............................            75,191                92,439
    Proceeds from sale of loans ....................................................                 6                92,546
    Investment and mortgage-backed securities principal repayments and maturities               17,382                44,600
    Loan originations, net of repayments............................................           (37,999)              (27,096)
    Purchases of investments and mortgage-backed securities available-for-sale......           (49,138)             (101,583)
    Purchases of loans..............................................................               (67)              (27,476)
    Cost capitalized on real estate, net of insurance settlements...................               (19)                    8
    Proceeds from the sale of real estate...........................................                 2                 1,674
    Net (increase) decrease in premises and equipment...............................                26                  (141)
    Redemption of FHLB stock........................................................            11,789                    --
    Bank of Hollywood acquisition...................................................            12,063                    --
                                                                                        -------------------   -------------------
    Net cash provided by (used in) investing activities.............................             9,236                (3,029)
                                                                                        -------------------   -------------------
Cash flows from financing activities:
    Purchases of treasury stock ....................................................              (621)               (6,152)
    Net increase in deposits........................................................           118,955                41,347
    Net decrease in securities sold under agreements to repurchase..................           (15,000)                   --
    Issuance of FHLB advances.......................................................         3,665,100               196,500
    Repayments of FHLB advances.....................................................        (3,732,800)             (210,500)
    Net change in other borrowings - line of credit.................................               828                    --
                                                                                        -------------------   -------------------
    Net cash provided by financing activities.......................................            36,462                21,195
                                                                                        -------------------   -------------------
Net change in cash..................................................................            31,493                31,630
Cash and cash equivalents at beginning of period....................................            21,582                46,401
                                                                                       -----------------      -------------------
Cash and cash equivalents at end of period..........................................       $    53,075           $    78,031
                                                                                        ===================   ===================
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest......................................................................       $    44,513           $    39,013
                                                                                        ===================   ===================
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate..........................................................               481                 3,757
    Transfer of loans held for investment to loans held for sale....................       $         6           $    92,497
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

2.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior period's consolidated financial statements have been reclassified to conform to the 2000 presentation.

3.   EARNINGS PER SHARE

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

         Earnings per share is calculated by taking the net earnings and dividing by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock for the three months ended March 31, 2000 and 1999 were 19,881,070 and 20,757,733, respectively for basic and diluted earnings per share.

4.       STOCK INCENTIVE PLAN

         In April 1999, the stockholders of the Company approved the 1999 Stock Option Plan (the "1999 Plan"), which authorized granting up to 985,500 options to officers and key employees of the Company. All 985,500 options were granted in January 1999 at an exercise price of $13.75 per share. Options under the 1999 Plan have a life of 10 years and vest over 3 years.

         In September 1999, the Board of Directors of the Company approved the 2000 Stock Incentive Plan (the "2000 Plan"), which authorized granting up to 991,822 options to officers, directors and key employees of the Company. In September 1999, 479,250 options were granted at an exercise price of $9 per share. In January 2000, the Board of Directors of the Company granted an additional 100,000 options to officers, directors and key employees of the Company at an exercise price of $10 per share. In April 2000, the stockholders of the Company approved the 2000 Plan.

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

ACQUISITION OF THE BANK OF HOLLYWOOD

     On January 31, 2000, the Company completed the acquisition of The Bank of Hollywood ("BOH"), a California-chartered commercial bank with $157.4 million in assets and $145.1 million in deposits for a cash purchase price of $27.2 million. In connection with the acquisition, the Company recorded an addition of $15.3 million in Goodwill to be amortized on a straight-line basis over 15-years.

FINANCIAL CONDITION

         The Company had consolidated total assets of $3.6 billion at March 31, 2000, compared to $3.4 billion at December 31, 1999. The increase of $189.3 million (5.6%) in total assets over the past three months was primarily due to increases in loans receivable, net of $104.7 million, increases in cash, fed funds sold and securities sold under agreement to repurchase of $51.5 million, increase in the goodwill asset account (primarily due to the BOH acquisition) of $14.9 million, and an increase in deferred tax assets of $25.5 million, which was partially offset by a decrease in investment in FHLB stock of $10.9 million.

         The increase in earning assets during the first three months of 2000 was funded by deposits, which increased by $264.0 million. Over the past three months, FHLB advances decreased by $67.7 million to $1.1 billion at March 31, 2000. The Company's stockholders' equity increased by $25.0 million to $204.5 million at March 31, 2000 from December 31, 1999. The increase was primarily due to the Company's net earnings of $32.3 million, partially offset by an increase in the unrealized loss on securities available for sale of $6.6 million and additional purchase of treasury stock during the quarter of $621,000.

RESULTS OF OPERATIONS

         Net earnings amounted $32.3 million for the first quarter ended March 31, 2000, compared to net earnings of $6.3 million for the first quarter ended March 31, 1999. The Company's basic and diluted earnings per common share amounted to $1.62 and $0.30 during the quarters ended March 31, 2000 and 1999, respectively. For the quarter ended March 31, 2000, net earnings included a one-time $25.0 million income tax benefit. The Company determined that a significant portion of the valuation allowance against the Company's deferred tax assets was no longer necessary based on its recent earnings history and the projections of future taxable income. The deferred tax assets resulted primarily from income tax net operating loss carry-forwards from prior years. Beginning next quarter, the Company's net earnings will be fully tax-effected.

         Earnings exclusive of the income tax benefit for the first quarter of 2000 totaled $7.3 million, or $0.37 per share, compared to $5.3 million, or $0.26 per share in the year-ago quarter. On a fully-taxed basis, net earnings would have been $4.0 million, or $0.20 per diluted share for the first quarter of 2000, compared to $2.8 million, or $0.14 per diluted share during the first quarter for 1999, an increase of 43%.

          The Company's return on average equity amounted to 73.23% for the three months ended March 31, 2000, compared to 14.82% for the three months ended March 31, 1999. Return on average equity, before income tax benefits amounted to 16.53% for the three months ended March 31, 2000, a 32.6% increase over the 12.47% return on average equity, before income tax benefits for the three months ended March 31, 1999.

NET INTEREST INCOME

         Net interest income after provision for loan losses increased significantly during the first quarter ended March 31, 2000 to $18.3 million compared to $13.6 million for the first quarter ended March 31, 1999. This increase was mainly due to loan income growth generated by substantially higher average outstanding balances.

         The following tables set forth, for the periods indicated, information regarding: (a) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (b) the total dollar amount of interest expense on interest-bearing liabilities and resultant average rates; (c) net interest income; (d) interest rate spread; and (e) net interest margin. Information is based on average daily balances during the indicated periods.


                                                                    Three months ended March 31,
                                      ----------------------------------------------------------------------------------------------
                                                      2000                                               1999
                                      ------------------------------------------    ------------------------------------------------
                                         Average                      Average          Average                           Average
                                         Balance     Interest       Yield/Cost         Balance          Interest        Yield/Cost
                                      -------------- ----------     ------------    --------------     ------------    -------------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)...........        $2,538,250     $ 47,959          7.56%        $2,138,057         $ 38,081          7.12%
  Mortgage-backed securities (2)           441,664        6,673          6.04            604,899            8,134          5.38
  Other interest-earning assets (3)        469,868        7,503          6.39            442,978            6,649          6.00
  FHLB stock....................            62,362          870          5.61             63,845              808          5.13
                                      -------------- ----------                     ---------------    ------------
  Total interest-earning assets.         3,512,144       63,005          7.18          3,249,779           53,672          6.61
                                                     ----------      ===========                       ------------    =============
Non-interest-earning assets.....            48,291                                        76,614
                                      ==============                                ---------------
      Total assets..............        $3,560,435                                    $3,326,393
                                      ==============                                ===============

Interest-bearing liabilities:
  Deposits:

    Transaction accounts(4).....           476,182        4,072          3.44%           354,822            3,025          3.46
    Term certificates of deposit         1,189,700       15,988          5.41          1,122,560           14,931          5.39
                                      -------------- ----------                     ---------------    ------------
        Total deposits..........         1,665,882       20,060          4.84          1,477,382           17,956          4.93
  Other borrowings - line of credit          5,405          147         10.94                 --               --            --
  Other borrowings (5)..........         1,550,301       22,928          5.95          1,551,847           20,998          5.49
  Hedging costs.................                --           32            --                 --               47            --
                                      --------------                                ---------------
                                                     ----------                                        ------------
       Total interest-bearing
         liabilities............         3,221,588       43,167          5.39          3,029,229           39,001          5.22
                                                     ----------      ===========                       ------------    =============
Non-interest-bearing liabilities           161,511                                       123,947
                                      --------------                                ---------------
       Total liabilities........         3,383,099                                     3,153,176
Stockholders' equity............           177,336                                       173,217
                                                                                    ---------------
                                      --------------
       Total liabilities and
         stockholders' equity...         3,560,435                                     3,326,393
                                      ==============                                ===============
Net interest-earning assets.....       $   290,556                                   $   220,550
                                      ==============                                ===============
Net interest income/interest rate
     spread.....................                       $ 19,838          1.79%                           $ 14,671          1.39%
                                                     ==========                                        ============
                                                                     ===========                                       =============
Net interest margin.............                                         2.26%                                             1.81%
                                                                     ===========                                       =============
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities........                                       109.02%                                           107.28%
                                                                     ===========                                       =============



(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.
(3) Includes short-term investments, securities purchased under agreements to resell and investment securities.
(4)  Includes passbook, checking and money market accounts.
(5) Includes advances from FHLB and securities sold under agreements to repurchase.

         The Company's interest rate spread was 1.79% for the first quarter of 2000, an increase of 40 basis points compared to 1.39% for the same period in 1999. The increase in interest rate spread was mainly due to increases in the Company's yields on its interest earning assets.

         The Company's net interest margin was 2.26% for the three months ended March 31, 2000, an increase of 45 basis points compared to 1.81% for the same period in 1999. This increase in net interest margin was mainly due to higher yields on the Company's loan and investment portfolios and a decrease in the cost of deposit funds.

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


                                                                       Three Months Ended March 31, 2000
                                                                           Compared to March 31, 1999
                                                                                 (In Thousands)
                                                   ---------------------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                                   -----------------------------------------------------
                                                                                                             Total Net
                                                          Rate            Volume         Rate/volume    Increase/(Decrease)
                                                          ----            ------         -----------    -------------------
Interest-earning assets:
  Loans receivable.............................           $2,317            $7,128             $433               $9,878
  Mortgage-backed securities...................            1,005            (2,195)            (271)              (1,461)
  Other interest-earning assets ...............              425               404               25                  854
  FHLB stock...................................               83               (19)              (2)                  62
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
    earning assets ...............                         3,830             5,318              185                9,333
                                                   ---------------------------------------------------------------------------
Interest-bearing liabilities:
    Deposits:
       Transaction accounts....................                9             1,043               (5)               1,047
       Term certificates of deposit............              155               900                2                1,057
                                                   ---------------------------------------------------------------------------
         Total deposits........................              164             1,943               (3)               2,104
   Other borrowings - line of credit...........               --                --              147                  147
   Other borrowings...........................             1,953               (21)              (2)               1,930
   Hedging costs...............................               --                --              (15)                 (15)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
    bearing liabilities........................            2,117             1,922              127                4,166
                                                   ---------------------------------------------------------------------------
Change in net interest income..................           $1,713            $3,396             $ 58               $5,167
                                                   ===========================================================================


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $450,000 for the three months ended March 31, 2000, compared to the same period in 1999. This increase was primarily due to loan portfolio growth and the change in current portfolio mix to a higher proportion of consumer and commercial loans. The provision for loan losses was $1.5 million for the three months ended March 31, 2000 compared to $1.1 for the three months ended March 31, 1999. At March 31, 2000, the Company's allowance for loan losses amounted to $23.8 million, or 0.88% of total gross loans, and 316% of total non-performing loans.

OTHER INCOME

         The Company's total other income increased by $164,000 for the quarter ended March 31, 2000 compared to the same period in 1999, primarily due to an increase of $231,000 in loan service and loan related fees partially offset by a $66,000 decrease in income from real estate operations.

OPERATING EXPENSES

         Total operating expenses increased by $2.9 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The Company's total operating expenses were $11.4 million for the three months ended March 31, 2000 compared to $8.5 million for the same period last year. Operating expenses increased 34.47%, with compensation and benefits growing $904,000 and occupancy and office related expenses increasing $1.2 million during the first quarter of 2000 compared to the first quarter a year ago. The increase in compensation and occupancy expense was mainly due to the acquisition five branches from the second quarter of 1999 to date, including BOH, which has two branches and which acquisition was completed on January 31, 2000. Other operating expenses also increased $743,000 primarily due to increases in customer data processing, check printing and courier expense of $285,000 and an increase in goodwill amortization expense of $387,000.

INCOME TAXES

         During the March 2000 quarter, the Company reported a $25 million income tax benefit compared to a $1 million income tax benefit for the same period last year, resulting from a decrease in the valuation allowance on its deferred tax assets which the Company expects will be realizable in future periods. On a fully-taxed basis, net earnings would have been $4.0 million for the first quarter of 2000 and $2.8 million for the first quarter of 1999.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2000, based on the information and assumptions set forth in notes below.


                                                                             More Than      More Than
                                                              Three to       One Year      Three Years
                                            Within Three       Twelve           to           to Five      Over Five
                                               Months          Months       Three Years       Years         Years        Total
                                               ------          ------       -----------       -----         -----        -----
                                                                         (Dollars in Thousands)
Interest-earning assets: (1)
  Loans receivable(2)
     Single-family residential:
        Fixed..............................    $   27,818     $  118,989      $  235,893     $  198,879  $  452,867     $1,034,446
        Adjustable ........................       139,081        105,275          69,521        112,033          --        425,910
     Multi-family residential:
        Fixed..............................         5,438          2,060           5,926          4,271      14,696         32,391
        Adjustable ........................       287,359             --              --             --          --        287,359
     Commercial, industrial and land:
        Fixed..............................         4,402         23,209          50,074         49,011     104,401        231,097
        Adjustable ........................       154,860         68,523              --             --          --        223,383
     Other loans(3)........................       152,911        130,463          98,688         62,941       9,917        454,920
  Mortgage-backed and other securities (4).        90,776         21,965          37,599         51,716     234,774        436,830
  Other interest-earning assets (5)........       326,969             --              --             --     158,430        485,399
                                           -----------------------------------------------------------------------------------------
             Total.........................    $1,189,614     $  470,484      $  497,701     $  478,851  $  975,085     $3,611,735
                                           =========================================================================================

Interest-bearing liabilities:
   Deposits:
      Checking accounts....................    $  138,602             --              --             --          --     $  138,602
      Passbook accounts....................       139,173             --              --             --          --        139,173
      Money market accounts................       253,852             --              --             --          --        253,852
      Term certificates of deposit.........       308,264        675,751         230,972         10,752          62      1,225,801
  Other borrowings.........................       220,000        130,449         727,109        170,000     180,000      1,427,558
                                           -----------------------------------------------------------------------------------------
             Total.........................    $1,059,891     $  806,200      $  958,081     $  180,752  $  180,062     $3,184,986
                                           =========================================================================================
  Excess (deficiency) of interest earning
    assets over interest-bearing liabilities      129,723       (335,716)       (460,380)       298,099     795,023        426,749

  Excess (deficiency) of interest-earning
    assets over interest-bearing liabilities
    as a percent of total assets...........          3.62%          (9.36%)       (12.83%)          8.31%       22.16%       11.90%
                                           ===========================================================================
  Cumulative excess (deficiency) of
    interest-earning assets over interest
    -bearing liabilities...................    $  129,723     $ (205,993)     $ (666,373)    $ (368,274) $  426,749
                                           ===========================================================================
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities as a percentage of
    total assets...........................        3.62%         (5.74%)       (18.57%)        (10.27%)      11.90%
                                           ===========================================================================


--------------------------------------------------------------------------------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the Office of Thrift Supervision ("OTS") in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $7.5 million at March 31, 2000.
(3)  Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available for sale of $45.3 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

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

         At March 31, 2000, the Bank had $1.10 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At March 31, 2000, the Bank had total FHLB advances of $1.06 billion with a weighted average interest rate of 6.10%, which mature between 2000 and 2008. Additionally, at March 31, 2000, the Bank had securities sold under agreements to repurchase totaling $366.1 million with a weighted average interest rate of 6.25%, which mature between 2001 and 2008.

         At March 31, 2000, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $140.1 million. Certificates of deposit which are scheduled to mature within one year totaled $984.0 million at March 31, 2000, and borrowings that are scheduled to mature within the same period amounted to $350.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

         The OTS capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

         As of March 31, 2000 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 2000:


                                            Well Capitalized
                                           Minimum Requirement               Actual                       Excess
                                           -------------------               ------                       ------
                                          Amount       Percent        Amount       Percent         Amount       Percent
                                          ------       -------        ------       -------         ------       -------
                                                                      (Dollars in Thousands)
Tangible capital......................     $  71,368      2.00%    $  222,996        6.25%        $  151,628       4.25%
Tier 1 leverage capital ..............       178,419      5.00        222,996        6.25             44,577       1.25
Tier 1 risk-based capital ............       133,905      6.00        222,996        9.99             89,091       3.99
Total risk-based capital .............       223,175     10.00        243,388       10.91             20,213       0.91


LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:


                                                            March 31, 2000                            December 31, 1999
                                                 -------------------------------------      --------------------------------------
                                                                        Percent of                                  Percent of
                                                     Amount                Total                Amount                 Total
                                                 ----------------     ----------------      ----------------      ----------------
                                                                              (Dollars in Thousands)
Mortgage loans:
    Single-family residential..................     $1,462,118               54%                $1,475,151              57%
    Multi-family residential...................        320,319               12                    327,252              13
    Commercial.................................        458,338               17                    420,919              16
    Land and other ............................            712               --                        847              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total mortgage loans ...................      2,241,487               83                  2,224,169              86
                                                 ----------------     ----------------      ----------------      ----------------
Other loans:
    Commercial business........................        213,580                8                    151,515               6
    Consumer...................................        240,137                9                    199,879               8
    Secured by deposits........................          1,849               --                      1,918              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total loans receivable..................      2,697,053              100%                 2,577,481             100%
                                                 ----------------     ================      ----------------      ================
Less:

    Undisbursed loan proceeds .................        111,781                                      95,683
    Unamortized net loan discounts and
       deferred originations fees..............            216                                       4,045
    Deferred gain on servicing sold............          1,888                                       2,090
    Allowance for loan losses .................         23,845                                      21,051
                                                 --------------                            ----------------
Loans receivable, net..........................     $2,559,323                                  $2,454,612
                                                 ================                           ================


         The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                                     March 31, 2000               December 31, 1999
                                                                     --------------               -----------------
                                                                                 (Dollars in Thousands)
                                                                -------------------------------------------------------
      Non-performing loans, net:
      Mortgage loans:
          Single-family residential loans....................            $ 1,762                         $ 2,331
          Multi-family residential loans.....................                569                             557
          Commercial real estate loans.......................              4,570                              20
      Commercial business loans..............................                433                             163
      Consumer loans.........................................                212                             107
                                                                ----------------------          -----------------------
      Total non-performing loans, net........................              7,546                           3,178
                                                                ----------------------          -----------------------
      Real estate owned, net:

          Single-family residential..........................              1,346                             846
                                                                ----------------------          -----------------------
      Total real estate owned, net...........................              1,346                             846
                                                                ----------------------          -----------------------
      Total non-performing assets............................              8,892                           4,024
      Troubled debt restructurings...........................              5,240                           6,470
                                                                ----------------------          -----------------------
      Total non-performing assets and troubled debt
          restructurings.....................................            $14,132                         $10,494

      Non-performing loans to total loans, net...............               0.29%                           0.13%
      Non-performing loans to total assets...................               0.21                            0.09
      Non-performing assets to total assets..................               0.25                            0.12
      Total non-performing assets and troubled debt
          restructurings to total assets.....................               0.39                            0.31


         Non-performing assets as presented in the table above and stated at fair value as of March 31, 2000 and December 31, 1999 were $8.9 million and $4.0 million, respectively. The increase in non-performing assets was primarily due to one commercial real estate loan going into default status. As a result, the ratio of non-performing assets to total assets increased from 0.12% at December 31, 1999 to 0.25% at March 31, 2000.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                        -----------------------------------------
                                                                               2000                  1999
                                                                        -------------------   -------------------
                                                                                (Dollars in Thousands)
                                                                        -----------------------------------------
BEGINNING BALANCE.......................................................       $  21,051             $  18,897
                                                                        -------------------   -------------------
Addition to allowance due to Bank of Hollywood acquisition..............           2,084                    --
Provision for loan losses...............................................           1,500                 1,050
                                                                        -------------------   -------------------

CHARGE-OFFS:
Single-family residential loans.........................................              --                  (402)
Commercial real estate loans............................................              (7)                  (39)
Commercial business loans...............................................            (182)                 (703)
Consumer loans..........................................................            (653)                  (37)
                                                                        -------------------   -------------------
   Total charge-offs....................................................            (842)               (1,181)
                                                                        -------------------   -------------------

RECOVERIES:

Single-family residential loans.........................................              --                     1
Commercial business.....................................................              --                     4
Consumer................................................................              52                    --
                                                                        -------------------   -------------------
Total recoveries........................................................              52                     5
                                                                        -------------------   -------------------
Net charge-offs.........................................................            (790)               (1,176)
                                                                        -------------------   -------------------
ENDING BALANCE .........................................................       $  23,845             $  18,771
                                                                        ===================   ===================

Allowance for loan losses to total non-performing loans at end of
   period...............................................................          316.00%               250.78%
Allowance for loan losses to total non-performing loans and
   troubled debt restructurings at the end of period....................          186.49%               150.53%
Allowance for loan losses to total gross loans, at the end of period....            0.88%                 0.88%


         Net loan charge-offs were $790,000 for the three months ended March 31, 2000, a decrease of $386,000 from $1.2 million for three months ended March 31, 1999. The decrease in net charge-offs was primarily due to decreases in real estate and commercial business loan charge-offs, which were partially offset by increases in consumer loan charge-offs.

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

          The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                              March 31, 2000                    December 31, 1999
                                              --------------                    -----------------
                                                         Percent to                         Percent to
                                                            Total                              Total
                                         Amount          Allowance          Amount           Allowance
                                         ------          ---------          ------           ---------
                                                            (Dollars in Thousands)
Residential real estate........           $ 2,742           11.5%           $  5,020           23.8%
Multi-family residential.......             5,501           23.1               4,990           23.7
Commercial real estate.........             4,391           18.4               4,073           19.4
Land                                           36            0.1                  42            0.2
Commercial business............             6,693           28.1               3,959           18.8
Consumer ......................               167            0.7                 243            1.2
Auto                                        4,315           18.1               2,724           12.9
                                     ------------     ----------        ------------     ----------
     Total.....................           $23,845          100.0%            $21,051          100.0%
                                     ============     ==========        ============     ==========


          Based on management's analysis of loss experience and various other factors of the loan portfolio components, certain percentage allocations were revised at March 31, 2000.

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

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS    (FILED HEREWITH UNLESS INDICATED)

No.          Description
------------ -------------------------------------------------------------------
3.1          Amended and Restated Certificate of Incorporation of PBOC Holdings,
             Inc.(1)
3.2          Bylaws of PBOC Holdings, Inc.(1)
4            Stock Certificate of PBOC Holdings, Inc.(2)
10.1         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and Rudolf P. Guenzel (1)
10.2         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and J. Michael Holmes (1)
10.3         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and William W. Flader (1)
10.4         Employment Agreement between the People's Bank of California and
             Doreen J. Blauschild (2)
10.5         Deferred Compensation Plan (1)
10.6         Grantor Trust  (1)
10.7         Shareholder Rights Agreement (1)
10.8         Stockholders' Agreement (1)
10.9         1999 Stock Option Plan (3)
10.10        2000 Stock Incentive Plan (4)
27           Financial Data Schedule

----------
(1) Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on December 31, 1998.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March
       20, 1998, as amended.

(3) Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on March 22, 1999 (File No. 000-24215).

(4) Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on March 23, 2000 (File No. 000-24215).

    No reports on form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PBOC HOLDINGS, INC.

Date: May 15, 2000                   By:   /s/ RUDOLF P. GUENZEL
                                         ---------------------------------------
                                           Rudolf P. Guenzel
                                           President and Chief Executive Officer

                                     By:    /s/ J. MICHAEL HOLMES
                                         ---------------------------------------
                                           J. Michael Holmes
                                           Senior Executive Vice President and
                                             Chief Financial Officer