Form 10-Q
period 2000-06-30
PBOC HOLDINGS INC
filed 2000-08-11
CIK 1057672

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

             CLASS                       SHARES OUTSTANDING AT AUGUST 8, 2000
             -----                       ------------------------------------
 Common Stock, $.01 par value                         19,876,205

================================================================================

                               PBOC HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
ITEM 1.      FINANCIAL STATEMENTS
                Consolidated Statements of Financial Condition - June 30, 2000
                and December 31, 1999..........................................................       3

                Consolidated Statements of Operations - Three and Six months ended
                June 30, 2000 and 1999.........................................................       4

                Consolidated Statements of Comprehensive Earnings (Loss)  - Three and Six
                months ended June 30, 2000 and 1999............................................       5

                Consolidated Statements of Cash Flows - Six months ended June 30, 2000
                and 1999.......................................................................       6

                Notes to Consolidated Financial Statements.....................................       7


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.............................................................       8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................      20

                                       PART II -- OTHER INFORMATION

ITEMS 1-5    NOT APPLICABLE....................................................................      21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K .................................................      22


             SIGNATURES........................................................................      23

                              PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       DECEMBER 31,
                                                                                    JUNE 30, 2000           1999
                                                                                    -------------      ------------
                                                                                     (Unaudited)

                                      ASSETS

Cash and cash equivalents ......................................................     $    33,201      $    19,582
Federal funds sold .............................................................          22,000            2,000
Securities available-for-sale, at estimated market values ......................         731,691          771,864
Mortgage-backed securities held-to-maturity, market values
         $3,891 at June 30, 2000 and $4,274 at December 31, 1999 ...............           3,938            4,326
Loans receivable, net ..........................................................       2,586,250        2,462,837
Real estate held for sale, net .................................................             846              846
Premises and equipment, net ....................................................           7,155            7,105
Federal Home Loan Bank stock, at cost ..........................................          57,058           66,643
Accrued interest receivable ....................................................          18,418           16,863
Goodwill .......................................................................          21,673            7,246
Deferred tax assets ............................................................          57,549           32,116
Other assets ...................................................................           6,915            6,800
                                                                                     -----------      -----------
                  Total assets .................................................     $ 3,546,694      $ 3,398,228
                                                                                     ===========      ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .......................................................................     $ 1,867,172      $ 1,647,337
Securities sold under agreements to repurchase .................................         357,603          381,109
Advances from Federal Home Loan Bank ...........................................       1,065,000        1,123,700
Accrued expenses and other liabilities .........................................          12,829           28,754
Other borrowings - line of credit ..............................................           5,717            4,621
                                                                                     -----------      -----------
         Total liabilities .....................................................       3,308,321        3,185,521
                                                                                     -----------      -----------

Minority interest ..............................................................          33,250           33,250

Stockholders' equity:
    Common stock, par value $.01 per share. Authorized 75,000,000 shares; issued
       21,876,205 shares; and outstanding 19,876,205 and 19,941,005 at June 30,
       2000 and December 31, 1999, respectively ................................             219              219
         Treasury stock, at cost (2,000,000 shares and 1,935,200 shares
         at June 30, 2000 and December 31, 1999, respectively) .................         (19,331)         (18,710)
         Additional paid-in capital ............................................         259,207          259,260
         Accumulated other comprehensive loss ..................................         (47,801)         (38,300)
         Retained earnings (accumulated deficit) ...............................          12,829          (23,012)
                                                                                     -----------      -----------
                           Total stockholders' equity ..........................         205,123          179,457
                                                                                     -----------      -----------
                           Total liabilities and stockholders' equity ..........     $ 3,546,694      $ 3,398,228
                                                                                     ===========      ===========



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                           ---------------------------   -----------------------------
                                                               2000          1999             2000           1999
                                                           -----------   -------------   ------------    -------------
Interest, fees and dividend income:
         Short term investments ........................   $       536   $        385    $      1,532    $        659
         Securities purchased under agreements to resell           607            385             795             396
         Investment securities .........................         6,116          5,466          12,435          11,830
         Mortgage-backed securities ....................         6,675          8,698          13,348          16,832
         Loans receivable ..............................        49,453         40,030          97,519          78,222
         Federal Home Loan Bank stock ..................         1,299            829           2,169           1,637
                                                           -----------   ------------    ------------    ------------
                Total interest, fees and dividend income        64,686         55,793         127,798         109,576
                                                           -----------   ------------    ------------    ------------
Interest expense:
         Deposits ......................................        21,910         17,722          41,970          35,678
         Advances from the Federal Home Loan Bank ......        16,759         16,540          32,940          32,437
         Securities sold under agreements to repurchase          6,506          5,474          13,253          10,575
         Senior debt ...................................           162           --               309            --
         Hedging costs, net ............................            27             34              59              81
                                                           -----------   ------------    ------------    ------------
                Total interest expense .................        45,364         39,770          88,531          78,771
                                                           -----------   ------------    ------------    ------------
Net interest income ....................................        19,322         16,023          39,267          30,805
         Provision for loan losses .....................         1,500          1,050           3,000           2,100
                                                           -----------   ------------    ------------    ------------
                Net interest income after provision for
                      loan losses ......................        17,822         14,973          36,267          28,705
                                                           -----------   ------------    ------------    ------------
Other income:
         Loan service and loan related fees ............           162             61             399              67
         Gain on mortgage-backed securities sales, net .          --               76             127             197
         Gain on loan and loan servicing sales, net ....             2           --                 2              49
         Income from real estate operations, net .......            17             55              11             115
         Deposit fee income ............................           603            387           1,263             887
         Other income ..................................           207            128             301             333
                                                           -----------   ------------    ------------    ------------
                Total other income .....................           991            707           2,103           1,648
Operating expenses:
         Personnel and benefits ........................         4,335          3,782           9,165           7,708
         Occupancy .....................................         2,925          2,346           5,727           4,552
         FDIC insurance ................................           212            339             426             673
         Professional services .........................           922            418           1,421             684
         Office related expenses .......................         1,470          1,277           3,163           2,404
         Other .........................................         1,570            703           2,933           1,320
                                                           -----------   ------------    ------------    ------------
                Total operating expenses ...............        11,434          8,865          22,835          17,341
                                                           -----------   ------------    ------------    ------------
Earnings  before income taxes and minority interest ....         7,379          6,815          15,535          13,012
Income taxes (Benefit) .................................         3,009         (1,000)        (21,991)         (2,000)
                                                           -----------   ------------    ------------    ------------
Earnings before minority interest ......................         4,370          7,815          37,526          15,012
Minority interest ......................................           869            869           1,738           1,738
                                                           -----------   ------------    ------------    ------------
                Net earnings ...........................   $     3,501   $      6,946    $     35,788    $     13,274
                                                           ===========   ============    ============    ============
Earnings per share basic and diluted ...................   $      0.18   $       0.34    $       1.80    $       0.64

Basic weighted average shares ..........................    19,876,205     20,423,705      19,878,637      20,589,796
Diluted weighted average shares ........................    19,884,151     20,423,705      19,882,356      20,589,796



          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                            -------------------    ---------------------
                                                              2000       1999        2000        1999
                                                            -------    --------    --------    --------
Net earnings ............................................   $ 3,501    $  6,946    $ 35,788    $ 13,274
Other comprehensive loss:
         Unrealized loss on securities
                available-for-sale.......................    (2,862)    (17,829)     (9,374)    (19,125)

         Reclassification of realized (gains) loss
                included in earnings ....................      --            76        (127)        197
                                                            -------    --------    --------    --------
         Other comprehensive loss .......................    (2,862)    (17,753)     (9,501)    (18,928)
                                                            -------    --------    --------    --------
Comprehensive earnings (loss) ...........................   $   639    $(10,807)   $ 26,287    $ (5,654)
                                                            =======    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        ------------    -----------
Cash flows from operating activities:
         Net earnings ................................................................   $    35,788    $    13,274
         Adjustments to reconcile net earnings to net cash provided by (used in)
                operating activities:
                Provision for loan losses ............................................         3,000          2,100
                Depreciation .........................................................           963            912
                Amortization/accretion of premiums, discounts and deferred fees ......        (5,001)         6,858
                (Increase) decrease in net deferred tax assets .......................       (23,698)         2,250
                Amortization of purchase accounting intangibles ......................            90             92
                Gain on sale of securities available-for-sale ........................          (127)          (197)
                Gain on sale of real estate owned ....................................           (40)          (142)
                FHLB stock dividend ..................................................        (2,204)        (1,683)
                Increase in accrued interest receivable ..............................          (968)          (153)
                Decrease in accrued interest payable .................................        (1,472)            (4)
                (Increase) decrease in other assets ..................................           126         (4,430)
                Amortization for discontinued lease operations .......................            25             25
                Increase (decrease) in accrued expenses ..............................       (14,605)           145
                Gain on sale of loans ................................................            (2)           (49)
                Amortization of goodwill .............................................           913             70
                                                                                        ------------    -----------
                Net cash provided by (used in) operating activities ..................        (7,212)        19,068
                                                                                        ------------    -----------
Cash flows from investing activities:
         Proceeds from sales of securities available-for-sale ........................        66,206        119,626
         Proceeds from sale of loans .................................................           258         92,548
         Investment and mortgage-backed securities principal repayments and maturities       218,777         88,465
         Loan originations, net of repayments ........................................       (56,146)       (86,060)
         Purchases of investments and mortgage-backed securities available-for-sale ..      (205,219)      (262,069)
         Purchases of loans ..........................................................          (155)      (192,843)
         Cost capitalized on real estate, net of insurance settlements ...............           123             (2)
         Proceeds from the sale of real estate .......................................           398          2,965
         Net increase in premises and equipment ......................................          (301)          (307)
         Redemption of FHLB stock ....................................................        11,789           --
         Bank of Hollywood acquisition ...............................................        12,063           --
                                                                                        ------------    -----------
         Net cash provided by (used in) investing activities .........................        47,793       (237,677)
                                                                                        ------------    -----------
Cash flows from financing activities:
         Purchases of treasury stock .................................................          (621)        (6,152)
         Net increase in deposits ....................................................        74,769         69,073
         Net increase (decrease) in securities sold under agreements to repurchase ...       (23,506)        70,947
         Issuance of FHLB advances ...................................................     4,587,379        359,750
         Repayments of FHLB advances .................................................    (4,646,079)      (298,750)
         Net change in other borrowings - line of credit .............................         1,096           --
                                                                                        ------------    -----------
         Net cash provided by  (used in) financing activities ........................        (6,962)       194,868
                                                                                        ------------    -----------
Net change in cash ...................................................................        33,619        (23,741)
Cash and cash equivalents at beginning of period .....................................        21,582         46,401
                                                                                        ------------    -----------
Cash and cash equivalents at end of period ...........................................   $    55,201    $    22,660
                                                                                        ============    ============
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                Interest .............................................................   $    89,632    $    78,693
                Income taxes .........................................................         2,290            225
Supplemental schedule of non cash investing and financing activities:
         Foreclosed real estate ......................................................   $       481    $     4,149
         Transfer of loans held for investment to loans held for sale ................           256         92,499



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

2.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Information used to calculate earnings per share was as follows (dollars in thousands, except per share data):

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------     ---------------------------
                                                       2000            1999           2000             1999
                                                   -----------     -----------     -----------     -----------
Net earnings .................................     $     3,501     $     6,946     $    35,788     $    13,274

Weighted average shares
         Basic weighted average number of
              common shares outstanding ......      19,876,205      20,423,705      19,878,637      20,589,796
         Dilutive effect of outstanding
              Common stock equivalents .......           7,946            --             3,719            --
                                                   -----------     -----------     -----------     -----------
         Diluted weighted average number
              of common shares outstanding ...      19,884,151      20,423,705      19,882,356      20,589,796
                                                   ===========     ===========     ===========     ===========

Earnings per share basic and diluted .........     $      0.18     $      0.34     $      1.80     $      0.64
                                                   ===========     ===========     ===========     ===========

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

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in SFAS No. 107 disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that adoption of SFAS 133 will not have a material impact on the Company's financial position and results of operations.

6.       VOLUNTARY SUPERVISORY AGREEMENT

         On June 16, 2000, the Company formalized on-going plans to reduce interest rate risk, strengthen its lending infrastructure, and fill open positions on the Board of Directors at the request of the Office of Thrift Supervision ("OTS") through a voluntary supervisory agreement between the OTS and the Bank. The adoption of the supervisory agreement formalizes many of the steps the Company has already taken to expand and strengthen its lending programs, particularly in the consumer and commercial areas.

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

ACQUISITION OF THE BANK OF HOLLYWOOD

         On January 31, 2000, the Company completed the acquisition of The Bank of Hollywood ("BOH"), a California-chartered commercial bank with $157.4 million in assets and $145.1 million in deposits for a cash purchase price of $27.4 million. In connection with the acquisition, the Company recorded an addition of $15.3 million in Goodwill to be amortized on a straight-line basis over 15-years.

FINANCIAL CONDITION

         The Company had consolidated total assets of $3.5 billion at June 30, 2000, compared to $3.4 billion at December 31, 1999. The increase of $148 million, or 4.4% in total assets over the past six months was primarily due to increases in net loans receivable of $123 million, increases in cash and federal funds sold of $34 million, an increase in the goodwill asset account (primarily due to the BOH acquisition) of $14 million, and an increase in deferred tax assets of $25 million, which were partially offset by a decrease in securities available-for-sale of $40 million and a decrease in investment in the Federal Home Loan Bank ("FHLB") stock of $10 million.

         During the first six months of 2000 the Company's loan originations were $259.3 million, exclusive of the $66.7 million acquired through The Bank of Hollywood acquisition. Business, commercial real estate and consumer new loan originations and purchases accounted for $270.7 million, or 83% of the $326.1 million total new loan originations, purchases and acquisitions. Loan repayments of $204.3 million offset this increase in loans receivable.

         The increase in earning assets during the first six months of 2000 was funded by deposits, which increased by $219.8 million. Over the past six months, FHLB advances decreased by $58.7 million to $1.1 billion at June 30, 2000. The Company's stockholders' equity increased by $25.7 million to $205.1 million at June 30, 2000 from December 31, 1999. The increase was primarily due to the Company's net earnings of $35.8 million, partially offset by an increase in the unrealized loss on securities available-for-sale of $9.5 million and additional purchase of treasury stock during the period of $621,000.

RESULTS OF OPERATIONS

         The Company's net earnings for the second quarter 2000 totaled $3.5 million, or $0.18 per diluted share compared to net earnings of $6.9 million, or $0.34 per diluted share during the same period a year ago. Comparing the Company on a proforma fully-tax-effected basis, net earnings for the second quarter rose 11% to $3.5 million, or $0.18 per diluted share compared to fully-taxed earnings in the like quarter a year ago of $3.2 million, or $0.16 per diluted share. Earnings before income taxes and minority interest increased $564,000 to $7.4 million, or 8%, for the second quarter 2000, over the like period a year ago, as a result of increases in net interest income of $3.3 million and other income of $284,000. Offsetting these increases to earnings before income taxes and minority interest were increases in the loan loss provision of $450,000, and increases in total operating expenses of $2.6 million.

         Net earnings for the six months ended June 30, 2000 were $35.8 million, or $1.80 per diluted share compared to $13.3 million, or $0.64 per diluted share during the like period a year ago. On a proforma fully-tax-effected basis, net earnings for the six months ended June 30, 2000 were up 25% to $7.5 million, or $0.38 per diluted share, compared to net earnings of $6.0 million, or $0.29 per diluted share during the like period a year ago. Earnings before income taxes and minority interest increased $2.5 million, or 19%, as a result of increases in net interest income and other income of $8.5 million and $455,000, respectively. Offsetting these increases to earnings before income taxes and minority interest were increases in the loan loss provision of $900,000, and increases in total operating expenses of $5.5 million.

FINANCIAL RATIOS

The table below reflects selected financial performance ratios:

Performance Ratios:                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------  -------------------------
                                                               2000        1999            2000        1999
                                                               ----        ----            ----        ----
Return on average assets .............................          0.39%       0.81%          2.01%       0.79%
Proforma return on average assets, fully-tax-
    effected .........................................          0.39        0.37           0.42        0.36
Return on average equity .............................          7.15       15.51          38.51       15.37
Proforma return on average equity, fully-tax-
    effected .........................................          7.15        7.07           8.03        6.91
Average equity to average assets .....................          5.49        5.24           5.23        5.16
Interest-earning assets to interest-bearing
    liabilities ......................................        110.12      105.37         109.34      107.74
Interest rate spread .................................          1.64        1.63           1.74        1.45
Net interest margin ..................................          2.20        1.90           2.24        1.86
Operating expenses to average assets .................          1.28        1.04           1.28        1.04
Efficiency ratio .....................................         56.29       52.99          55.20       53.43

     NET INTEREST INCOME

         Net interest income after provision for loan losses increased during the second quarter ended June 30, 2000 to $17.8 million compared to $15.0 million for the second quarter ended June 30, 1999. This increase was primarily due to improvement in the net interest margin from 1.90% to 2.20%. The Company's interest rate spread was 1.64% for the second quarter of 2000 compared to 1.63% for the same period in 1999.

         For the six months ended June 30, 2000, net interest income after provision for loan losses increased by $7.6 million to $36.3 million compared to $28.7 million during the same period a year ago. The increase in net interest income after loan loss provision was the result of the increase in the average balance of net interest-earning assets of $62.3 million. The Company's net interest margin was 2.24% for the six months ended June 30, 2000, an increase of 38 basis points compared to 1.86% for the same period in 1999. This increase in net interest margin was mainly due to higher yields on the Company's loan and investment portfolios and a favorable change in the interest-bearing liabilities mix. The net interest margin was 2 basis points lower than the 2.26% reported in the March 2000 quarter because of higher borrowing costs. The interest rate spread improved by 29 basis points to 1.74% for the six months ended June 30, 2000 compared to 1.45% for the like period a year ago.

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


                                                                      THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------------------------
                                                            2000                                              1999
                                      ----------------------------------------------    ------------------------------------------
                                         AVERAGE                       AVERAGE          AVERAGE                          AVERAGE
                                         BALANCE      INTEREST       YIELD/COST         BALANCE          INTEREST       YIELD/COST
                                      --------------  ----------     ------------    --------------     ------------  ------------
                                                                        (Dollars in thousands)

Interest-earning assets:

  Loans receivable(1)..............   $2,598,141       $49,453           7.61%          $2,233,832         $40,030         7.17%
  Mortgage-backed securities (2)         429,176         6,675           6.22              633,772           8,698         5.49
  Other interest-earning assets (3)      430,350         7,259           6.75              432,402           6,236         5.77
  FHLB stock.......................       56,787         1,299           9.20               64,657             829         5.14
                                      ----------    ----------                         -----------          ------
  Total interest-earning assets....    3,514,454        64,686           7.36            3,364,663          55,793         6.63
                                                    ----------      ==========                              ------        ======
Non-interest-earning assets........       73,431                                           64,079
                                      ----------                                       -----------
      Total assets.................   $3,587,885                                       $3,428,742
                                      ==========                                       ===========
Interest-bearing liabilities:
  Deposits:

    Transaction accounts(4)........   $  499,997     $   4,756           3.83%         $   447,012        $  3,063          2.75%
    Term certificates of deposit...    1,181,416        17,154           5.84            1,130,442          14,659          5.20
                                      ----------    ----------                          ----------    ------------
        Total deposits.............    1,681,413        21,910           5.24            1,577,454          17,722          4.51
  Other borrowings - line of credit        5,568           162          11.70                   --              --
  Other borrowings (5).............    1,504,424        23,265           6.22            1,615,776          22,014          5.46
  Hedging costs....................           --            27                                  --              34
                                      ----------    ----------                          ----------    ------------
       Total interest-bearing
                  liabilities......    3,191,405        45,364           5.72%           3,193,230          39,770          5.00%
                                       ---------    ----------          =====                              -------         =====
Non-interest-bearing liabilities...      199,649                                            55,910
                                      ----------                                        ----------
       Total liabilities...........    3,391,054                                         3,249,140
Stockholders' equity...............      196,831                                           179,602
                                      ----------                                        ----------
       Total liabilities and
                 stockholders' equity $3,587,885                                        $3,428,742
                                      ==========                                        =========
Net interest-earning assets........   $  323,049                                        $  171,433
                                      ==========                                        ==========
Net interest income/interest rate
         spread....................                    $19,322           1.64%                             $16,023          1.63%
                                                    ==========    ===========                              =======   ===========
Net interest margin................                                      2.20%                                              1.90%
                                                                  ===========                                        ===========
Ratio of average interest-earning
         assets to average interest-
         bearing liabilities.......                                    110.12%                                            105.37%
                                                                  ===========                                        ===========


                                                                          SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------------------
                                                             2000                                            1999
                                      ----------------------------------------------    -------------------------------------------
                                         AVERAGE                          AVERAGE        AVERAGE                          AVERAGE
                                         BALANCE          INTEREST       YIELD/COST      BALANCE          INTEREST       YIELD/COST
                                      --------------     ----------     ------------    -----------     ------------   -------------
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1) ..............     $2,567,979       $   97,519         7.59%      $2,189,445        $ 78,222           7.15%
  Mortgage-backed securities (2) ...        435,420           13,348         6.13          619,336          16,832           5.44
  Other interest-earning assets (3)         450,109           14,762         6.56          437,690          12,885           5.89
  FHLB stock .......................         59,575            2,169         7.32           64,251           1,637           5.14
                                         ----------          -------                   -----------        --------
  Total interest-earning assets ....      3,513,083          127,798         7.28        3,310,722         109,576           6.62
                                                             -------       ======                         --------          =====
Non-interest-earning assets ........         61,516                                        65,762
                                         ----------                                    -----------
      Total assets .................     $3,574,599                                    $3,376,484
                                         ==========                                    ===========
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4) ........     $  494,643      $    8,828          3.59%     $  362,707      $  6,088              3.38%
    Term certificates of deposit ...      1,185,558          33,142          5.62       1,126,361        29,590              5.30
                                          ---------      ----------                     ---------      --------
        Total deposits .............      1,680,201          41,970          5.02       1,489,068        35,678              4.83
  Other borrowings - line of credit           5,423             309         11.46              --            --                --
  Other borrowings (5) .............      1,527,352          46,193          6.08       1,583,812        43,012              5.48
  Hedging costs ....................           --                59                            --            81
                                          ---------      ----------                     ---------      -------
       Total interest-bearing
         liabilities...............       3,212,976          88,531          5.54%      3,072,880        78,771              5.17%
                                                             ------         =====                        ------             =====
Non-interest-bearing liabilities ...        174,754                                       129,474
                                          ---------                                     ---------
       Total liabilities ...........      3,387,730                                     3,202,354
Stockholders' equity ...............        186,869                                       174,130
                                           --------                                      --------
       Total liabilities and
        stockholders' equity .......     $3,574,599                                    $3,376,484
                                         ==========                                    ==========
Net interest-earning assets ........     $  300,107                                    $  237,842
                                         ==========                                    ==========
Net interest income/interest rate
 spread ............................                      $  39,267          1.74%                     $ 30,805              1.45%
                                                           ========        ======                      ========            =======
Net interest margin ................                                         2.24%                                           1.86%
                                                                          ========                                          ======
Ratio of average interest-earning
 assets to average interest- bearing
 liabilities .......................                                       109.34%                                          107.74%
                                                                          ========                                          ======

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

                                                       THREE MONTHS ENDED JUNE 30, 2000
                                                            COMPARED TO JUNE 30, 1999
                                                                  (IN THOUSANDS)
                                                --------------------------------------------------------
                                                      INCREASE (DECREASE) DUE TO
                                                -----------------------------------

                                                                                             TOTAL NET
                                                 RATE        VOLUME     RATE/VOLUME     INCREASE/(DECREASE)
                                                -------      ------     -----------     -------------------
Interest-earning assets:
         Loans receivable .................     $ 2,489      $ 6,528      $ 406              $ 9,423
         Mortgage-backed securities .......       1,159       (2,808)      (374)              (2,023)
         Other interest-earning assets ....       1,058          (30)        (5)               1,023
         FHLB stock .......................         650         (101)       (79)                 470
                                                -------       -------     ------              -------
Total net change in income on interest-
    earning assets ........................       5,356        3,589        (52)               8,893
                                                -------       -------     ------              -------
Interest-bearing liabilities:
    Deposits:
       Transaction accounts ...............       1,189          362        142                1,693
       Term certificates of deposit .......       1,755          659         81                2,495
                                                -------       -------     ------              -------
                Total deposits ............       2,944        1,021        223                4,188
    Other borrowings - line of credit .....        --           --          162                  162
    Other borrowings ......................       2,973       (1,513)      (209)               1,251
    Hedging costs .........................        --           --           (7)                  (7)
                                                -------       -------     ------              -------
Total net change in expense on interest-
    bearing liabilities ...................       5,917         (492)       169                5,594
                                                -------       -------     ------              -------
Change in net interest income .............     $  (561)     $ 4,081      $(221)             $ 3,299
                                                =======       =======     ======              =======


                                                       SIX MONTHS ENDED JUNE 30, 2000
                                                           COMPARED TO JUNE 30, 1999
                                                                    (IN THOUSANDS)
                                                   -------------------------------------------------
                                                   INCREASE (DECREASE) DUE TO
                                                   ------------------------------
                                                                                    TOTAL NET
                                                 RATE       VOLUME    RATE/VOLUME INCREASE/(DECREASE)
                                                 -----      ------    ----------- -------------------
Interest-earning assets:
         Loans receivable .................     $4,922     $ 13,524      $ 851      $ 19,297
         Mortgage-backed securities .......      2,154       (4,999)      (639)       (3,484)
         Other interest-earning assets ....      1,470          366         41         1,877
         FHLB stock .......................        702         (119)       (51)          532
                                                ------     ---------      -----     --------
Total net change in income on interest-
    earning assets ........................      9,248        8,772        202        18,222
                                                ------     ---------      -----     --------

Interest-bearing liabilities:
    Deposits:
       Transaction accounts ...............        385        2,221        134         2,740
       Term certificates of deposit .......      1,897        1,559         96         3,552
                                                ------     ---------      -----     --------
                Total deposits ............      2,282        3,780        230         6,292
    Other borrowings - line of credit .....         --           --        309           309
    Other borrowings ......................      4,889       (1,538)      (170)        3,181
    Hedging costs .........................         --           --        (22)          (22)
                                                ------     ---------      -----     --------
Total net change in expense on interest-
    bearing liabilities ...................      7,171        2,242        347         9,760
                                                ------     ---------      -----     --------
Change in net interest income .............     $2,077     $  6,530      $(145)     $  8,462
                                                ======     =========      =====     ========

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter 2000 was $1.5 million compared with $1.1 million for the like quarter a year ago. The Company's provision for loan losses increased by $900,000 for the six months ended June 30, 2000, compared to the same period in 1999. These increases were primarily due to loan portfolio growth and the change in current portfolio mix to a higher proportion of consumer and commercial loans. The provision for loan losses was $3 million for the six months ended June 30, 2000 compared to $2.1 million for the six months ended June 30, 1999. At June 30, 2000, the Company's allowance for loan losses amounted to $24.8 million, or 0.92% of total gross loans, and 571.58% of total non-performing loans.

OTHER INCOME

          Second quarter other income increased to $991,000 from $707,000 in the year ago quarter, primarily as a result of loan growth and the related increase in loan service and loan related fees in the amount of $101,000 and an increase of $216,000 in deposit fee income as a result of an increase in the number of checking accounts. For the six months ended June 30, 2000 other income was up 28%, to $2.1 million compared to $1.6 million at June 30, 1999, due primarily to increased deposit fee income.

OPERATING EXPENSES

         Because of expansion, operating expenses for the second quarter increased 29% to $11.4 million compared to $8.9 million for the like period a year ago. The combination of the lending staff expansion coupled with the Company's acquisitions pushed personnel and benefits to $4.3 million and occupancy and office related to $4.4 million for the quarter ended June 30, 2000, compared to $3.8 million and $3.6 million, respectively, for the quarter ended June 30, 1999. Other expenses increased by $867,000, primarily the result of an increase in goodwill amortization expense of $465,000, related to the acquisition of The Bank of Hollywood.

         Operating expenses increased by $5.5 million to $22.8 million for the six months ended June 30, 2000 compared to $17.3 million for the same period a year ago. Contributing to the increases were $1.5 million increase in personnel and benefits, $1.9 million increase in occupancy and office related, $737,000 increase in professional services and $1.6 million in other operating expense. The acquisition of five branches coupled with the expansion of the Company lending staff accounted for the increase in operating expenses.

INCOME TAXES

         Second quarter income taxes include applicable federal and state income taxes. The income tax provision for the second quarter was $3.0 million, which represents an effective income tax rate of 41%, and compares to a deferred tax benefit of $1.0 million, reported during the like period a year ago. For the six months ended June 30, 2000 the Company reported an income tax benefit of $22.0 million, compared to an income tax benefit of $2.0 million during the same period a year ago. During the first quarter 2000, the Company recorded a $25.0 million income tax benefit, resulting from a decrease in the valuation allowance on its deferred tax assets which the Company expects will be realizable in future periods.

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

         On June 16, 2000, the Company formalized on-going plans to reduce interest rate risk and strengthen its lending infrastructure at the request of the OTS through a voluntary supervisory agreement between the OTS and the Bank. See note 6 to Consolidated Financial Statements.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2000, based on the information and assumptions set forth in notes below.

                                                                            MORE THAN      MORE THAN
                                                            THREE TO        ONE YEAR      THREE YEARS
                                            WITHIN THREE     TWELVE            TO           TO FIVE        OVER FIVE
                                                MONTHS       MONTHS       THREE YEARS        YEARS           YEARS          TOTAL
                                                ------      -------       -----------      ----------      ---------        ------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets: (1)
  Loans receivable(2)
     Single-family residential:
               Fixed ........................  $ 22,294   $ 106,105       $   215,852       $ 224,194       $ 437,206    $1,005,651
               Adjustable ...................   128,892     101,325            80,915         124,683            --         435,815
     Multi-family residential:
               Fixed ........................       326       1,561             5,169           3,831          15,702        26,589
               Adjustable ...................   286,967        --                --              --              --         286,967
     Commercial, industrial and land:
               Fixed ........................     2,744      15,617            35,617          40,817         132,385       227,180
               Adjustable ...................   111,892     142,073              --              --              --         253,965
     Other loans(3) .........................   149,432     125,749           116,956          62,521           8,321       462,979
Mortgage-backed and other
  securities (4) ............................    55,599      43,836            36,515          50,079         231,901       417,930
Other interest-earning assets (5)............   230,574      54,769                --              --         159,621       444,964
                                               --------   ---------       -----------       ---------       ---------    ----------
             Total ..........................  $988,720   $ 591,035       $   491,024       $ 506,125       $ 985,136    $3,562,040
                                               ========   =========       ===========       =========       =========    ==========

Interest-bearing liabilities:
          Deposits:
             Checking accounts ..............  $111,931        --                --              --              --      $  111,931
             Passbook accounts ..............   116,799        --                --              --              --         116,799
             Money market accounts ..........   259,415        --                --              --              --         259,415
             Term certificates of deposit ...   109,807     675,650           407,172          19,188              64     1,211,881
         Other borrowings ...................   270,494      80,717           727,109         170,000         180,000     1,428,320
                                               --------   ---------       -----------       ---------       ---------    ----------
             Total ..........................   868,446     756,367         1,134,281         189,188         180,064     3,128,346
                                               ========   =========       ===========       =========       =========    ==========
         Excess (deficiency) of interest
          earning assets over
          interest-bearing liabilities ......  $120,274   $(165,332)      $  (643,257)      $ 316,937       $ 805,072    $  433,694

         Excess (deficiency) of
          interest-earning assets over
          interest-bearing liabilities
           as a percent of total
           assets............................      3.39%      (4.66%)          (18.14%)          8.94%          22.70%        12.23%
                                               ========   =========       ===========       =========       =========    ==========
         Cumulative excess (deficiency) of
          interest-earning assets
          over interest -bearing
          liabilities .......................  $120,274   $ (45,058)      $  (688,315)      $(371,378)      $ 433,694
                                               ========   =========       ===========       =========       =========
         Cumulative excess (deficiency) of
          interest-earning assets
          over interest-bearing liabilities
          as a percentage of  total assets ..     3.39%      (1.27%)          (19.41%)        (10.47%)         (12.23%)
                                               ========   =========       ===========       =========       =========

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

(2) Balances have been reduced for non-performing loans, which amounted to $4.3 million at June 30, 2000.

(3) Comprised of commercial and consumer loans and loans secured by deposits.

(4) Does not include an unrealized loss on securities available for sale of $48.2 million.

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

         At June 30, 2000, the Bank had $30.1 million in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At June 30, 2000, the Bank had total FHLB advances of $1.1 billion with a weighted average interest rate of 6.27%, which mature between 2000 and 2008. Additionally, at June 30, 2000, the Bank had securities sold under agreements to repurchase totaling $357.6 million with a weighted average interest rate of 6.38%, which mature between 2000 and 2008.

         At June 30, 2000, the Bank had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $16.6 million. In addition, at June 30, 2000 the Bank had unused lines of credit in the amount of $92.5 million, which amount is included by loan type in the loan portfolio composition table. Certificates of deposit which are scheduled to mature within one year totaled $785.5 million at June 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $351.2 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

         The OTS capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

         As of June 30, 2000 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 2000:


                                            WELL CAPITALIZED
                                           MINIMUM REQUIREMENT               ACTUAL                       EXCESS
                                          --------------------        ---------------------        ---------------------
                                          AMOUNT       PERCENT        AMOUNT       PERCENT         AMOUNT       PERCENT
                                          ------       -------        ------      ---------        ------       --------
                                                                      (DOLLARS IN THOUSANDS)
Tangible capital....................   $  70,613        2.00%        $227,205       6.44%         $156,592        4.44%
Tier 1 leverage capital.............     176,532        5.00          227,205       6.44            50,673        1.44
Tier 1 risk-based capital...........     132,730        6.00          227,205      10.27            94,475        4.27
Total risk-based capital............     221,217       10.00          248,904      11.25            27,687        1.25

 LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:

                                                       JUNE 30, 2000               DECEMBER 31, 1999
                                                 ----------------------------    --------------------------
                                                                   PERCENT OF                    PERCENT OF
                                                   AMOUNT            TOTAL          AMOUNT         TOTAL
                                                 ------------     -----------    -----------     --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage loans:
         Single-family residential .........     $ 1,444,007              53%     $1,475,151      57%
         Multi-family residential ..........         314,119              12         327,252      13
         Commercial ........................         481,001              18         420,919      16
         Land ..............................             709            --               847     --
                                                 -----------      ----------      ----------     ---
                  Total mortgage loans .....       2,239,836              83       2,224,169      86
                                                 -----------      ----------      ----------     ---
Other loans:

         Commercial business ...............         194,519               7         159,740       6
         Consumer ..........................         266,906              10         199,879       8
         Secured by deposits ...............           2,230            --             1,918     --
                                                 -----------      ----------      ----------     ---
                  Total loans receivable ...       2,703,491             100%      2,585,706     100%
                                                 -----------      ==========      ----------     ===
Less:

         Undisbursed loan proceeds .........          92,520                         95,683
         Unamortized net loan discounts and
                  deferred originations fees          (1,808)                         4,045
         Deferred gain on servicing sold ...           1,694                          2,090
         Allowance for loan losses .........          24,835                         21,051
                                                  ----------                    -----------
Loans receivable, net ......................     $ 2,586,250                     $2,462,837
                                                  ==========                    ===========

         The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:

                                                      JUNE 30, 2000   DECEMBER 31, 1999
                                                      -------------   -----------------
                                                           (DOLLARS IN THOUSANDS)
      Non-performing loans, net:
      Mortgage loans:
          Single-family residential loans .........     $ 2,540          $ 2,331
          Multi-family residential loans ..........         563              557
          Commercial real estate loans ............         565               20
      Commercial business loans ...................         381              163
      Consumer loans ..............................         296              107
                                                        -------          -------
      Total non-performing loans, net .............       4,345            3,178
                                                        -------          -------
      Real estate owned, net:
          Single-family residential ...............         846              846
                                                        -------          -------
      Total real estate owned, net ................         846              846
                                                        -------          -------
      Total non-performing assets .................       5,191            4,024
      Troubled debt restructurings ................       5,193            6,470
                                                        -------          -------
      Total non-performing assets and troubled debt
          restructurings ..........................     $10,384          $10,494
                                                        =======          =======
      Non-performing loans to total loans, net ....        0.17%            0.13%
      Non-performing loans to total assets ........        0.12             0.09
      Non-performing assets to total assets .......        0.15             0.12
      Total non-performing assets and troubled debt
          restructurings to total assets ..........        0.29             0.31

         Non-performing assets as presented in the table above and stated at fair value as of June 30, 2000 and December 31, 1999 were $5.2 million and $4.0 million, respectively. As a result, the ratio of non-performing assets to total assets increased from 0.12% at December 31, 1999 to 0.15% at June 30, 2000.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 ------------------------
                                                                                2000        1999
                                                                                ----        ------
                                                                                (DOLLARS IN THOUSANDS)
                                                                                ---------------------
 BEGINNING BALANCE ......................................................     $ 21,051       $ 18,897
                                                                              --------       --------
 Addition to allowance due to Bank of Hollywood acquisition .............        2,084           --
 Provision for loan losses ..............................................        3,000          2,100
                                                                              --------       --------

 CHARGE-OFFS:
 Single-family residential loans ........................................         --             (439)
 Commercial real estate loans ...........................................           (7)           (39)
 Commercial business loans ..............................................         (234)          (703)
 Consumer loans .........................................................       (1,301)          (562)
                                                                              --------       --------
          Total charge-offs .............................................       (1,542)        (1,743)
                                                                              --------       --------

 RECOVERIES:
 Single-family residential loans ........................................            1             32
 Commercial business ....................................................         --                9
 Consumer ...............................................................          241             79
                                                                              --------       --------
 Total recoveries .......................................................          242            120
                                                                              --------       --------
 Net charge-offs ........................................................       (1,300)        (1,623)
                                                                              --------       --------
 ENDING BALANCE .........................................................     $ 24,835       $ 19,374
                                                                              ========       ========

 Allowance for loan losses to total non-performing loans at end of
          period ........................................................       571.58%        304.48%
 Allowance for loan losses to total non-performing loans and
          troubled debt restructurings at the end of period .............       260.38         171.33
 Allowance for loan losses to total gross loans, at the end of period             0.92           0.81


         Net loan charge-offs were $1.3 million for the six months ended June 30, 2000, a decrease of $323,000 from $1.6 million for the six months ended June 30, 1999. The decrease in net charge-offs was primarily due to decreases in real estate and commercial business loan charge-offs, which were partially offset by increases in consumer loan charge-offs.

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

          The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                      JUNE 30, 2000                     DECEMBER 31, 1999
                                                      -------------                     -----------------
                                                                  PERCENT TO                         PERCENT TO
                                                                    TOTAL                              TOTAL
                                                  AMOUNT          ALLOWANCE           AMOUNT         ALLOWANCE
                                                  ------          ---------           ------         ---------
                                                                      (Dollars in Thousands)
      Residential real estate..................    $ 4,351            17.5%           $5,020            23.8%
      Multi-family residential.................      4,116            16.6             4,990            23.7
      Commercial real estate...................      4,189            16.9             4,073            19.4
      Land.....................................         36             0.1                42             0.2
      Commercial business......................      6,963            28.0             3,959            18.8
      Consumer.................................        198             0.8               243             1.2
      Auto.....................................      4,982            20.1             2,724            12.9
                                                  --------                          -------
               Total...........................    $24,835           100.0%          $21,051           100.0%
                                                  ========          ======          ========           =====


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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On April 24, 2000, the Company held its Annual Meeting of Stockholders ("Annual Meeting"). The nominee for one director position was elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

ELECTION OF DIRECTOR (Proposal One)

Nominee for a three-year term expiring in 2003:  Robert W. MacDonald

                   FOR                                      WITHHELD                                 NOT VOTED
                18,032,429                                   98,946                                  1,744,830

ADOPTION OF THE 2000 STOCK INCENTIVE PLAN (Proposal Two)

              FOR                            AGAINST                        ABSTAIN                        NOT VOTED
           17,060,251                       1,039,012                        32,112                        1,744,830

AMENDMENT OF THE COMPANY'S BYLAWS TO INCREASE THE NUMBER OF DIRECTORS FROM SEVEN
 TO NINE (Proposal Three)

              FOR                            AGAINST                        ABSTAIN                        NOT VOTED
           16,215,655                       1,892,500                        23,200                        1,744,830

RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000 (Proposal Four)

              FOR                            AGAINST                        ABSTAIN                        NOT VOTED
           18,070,018                        42,835                          18,522                        1,744,830

STOCKHOLDERS VOTE FOR APPROVAL OF ADJOURNMENT OF THE ANNUAL SHAREHOLDERS MEETING
 (Proposal Five)

              FOR                            AGAINST                        ABSTAIN                        NOT VOTED
           15,642,595                       2,389,460                        99,320                        1,744,830

No other proposals were considered at the Annual Meeting.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS    (FILED HEREWITH UNLESS INDICATED)

No.          Description
---          -----------
 3.1         Amended and Restated Certificate of Incorporation of PBOC Holdings, Inc.(1/)
 3.2         Bylaws of PBOC Holdings, Inc.(1)
 4           Stock Certificate of PBOC Holdings, Inc.(2)
10.1         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and Rudolf P. Guenzel(1)
10.2         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and J. Michael Holmes(1)
10.3         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and William W. Flader(1)
10.4         Employment Agreement between the People's Bank of California and Doreen J. Blauschild(2)
10.5         Deferred Compensation Plan(1)
10.6         Grantor Trust(1)
10.7         Shareholder Rights Agreement(1)
10.8         Stockholders' Agreement(1)
10.9         1999 Stock Option Plan(3)
10.10        2000 Stock Incentive Plan(4)
10.11        Amendment Number 1 to Employment Agreement between PBOC Holdings, Inc., People's Bank of California and Rudolf P. Guenzel.
10.12        Amendment Number 1 to Employment Agreement between PBOC Holdings, Inc., People's Bank of California and J. Michael Holmes.
10.13        Amendment Number 1 to Employment Agreement between PBOC Holdings, Inc., People's Bank of California and William W. Flader.
27           Financial Data Schedule

-----------------------------
(1) Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on December 31, 1998.

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

         NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED JUNE 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PBOC HOLDINGS, INC.

Date:  August 10, 2000                   By:   /S/ RUDOLF P. GUENZEL
                                         -----------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer

                                         By:    /S/ J. MICHAEL HOLMES
                                         -----------------------------
                                         J. Michael Holmes
                                         Senior Executive Vice President and
                                         Chief Financial Officer