Form 10-Q
period 2000-09-30
PBOC HOLDINGS INC
filed 2000-11-13
CIK 1057672

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


              CLASS                  SHARES OUTSTANDING AT  NOVEMBER 1, 2000
              -----                  ---------------------------------------
  Common Stock, $.01 par value                     19,876,205



================================================================================

                               PBOC HOLDINGS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


ITEM 1.      FINANCIAL STATEMENTS                                                                                 PAGE
                                                                                                                  ----
                Consolidated Statements of Financial Condition - September 30, 2000
                and December 31, 1999.........................................................................       3

                Consolidated Statements of Operations - Three and Nine months ended
                September 30, 2000 and 1999...................................................................       4

                Consolidated Statements of Comprehensive Earnings (Loss)  - Three and Nine
                months ended September 30, 2000 and 1999......................................................       5

                Consolidated Statements of Cash Flows - Nine months ended September 30, 2000
                and 1999......................................................................................       6

                Notes to Consolidated Financial Statements....................................................       7


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................................................       8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................      21

                                            PART II -- OTHER INFORMATION
                                            ----------------------------

ITEMS 1-5    NOT APPLICABLE...................................................................................      21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ................................................................      22

             SIGNATURES.......................................................................................      23


                               PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                       2000                       1999
                                                                                --------------------       -------------------
                                                                                    (Unaudited)
                                 ASSETS
                                 ------
Cash and cash equivalents................................................           $     29,039             $     19,582
Federal funds sold.......................................................                 28,800                    2,000
Securities available-for-sale, at estimated market values................                514,585                  771,864
Mortgage-backed securities held-to-maturity, market values
$3,918 at September 30, 2000 and $4,274 at December 31, 1999.............                  3,924                    4,326
Loans receivable, net....................................................              2,531,929                2,462,837
Real estate held for sale, net...........................................                  1,006                      846
Premises and equipment, net..............................................                  6,818                    7,105
Federal Home Loan Bank stock, at cost....................................                 58,082                   66,643
Accrued interest receivable..............................................                 18,944                   16,863
Goodwill ................................................................                 21,174                    7,246
Deferred tax assets......................................................                 55,145                   31,569
Other assets.............................................................                  7,241                    7,347
                                                                                --------------------       -------------------
     Total assets........................................................             $3,276,687               $3,398,228
                                                                                ====================       ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Deposits.................................................................             $2,000,631               $1,647,337
Securities sold under agreements to repurchase...........................                135,000                  381,109
Advances from Federal Home Loan Bank.....................................                871,000                1,123,700
Accrued expenses and other liabilities...................................                 12,293                   28,754
Other borrowings - line of credit........................................                     --                    4,621
                                                                                --------------------       -------------------
   Total liabilities.....................................................              3,018,924                3,185,521
                                                                                --------------------       -------------------

Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated deferrable
   interest notes of the Company.........................................                 10,000                       --
Minority interest........................................................                 33,250                   33,250

Stockholders' equity:
   Common stock, par value $.01 per share. Authorized 75,000,000 shares;
     issued 21,876,205 shares; and outstanding 19,876,205 and 19,941,005
     at September 30, 2000 and December 31, 1999, respectively...........                    219                      219
   Treasury stock, at cost (2,000,000 shares and 1,935,200 shares at
     September 30, 2000 and December 31, 1999, respectively).............                (19,331)                 (18,710)
   Additional paid-in capital............................................                259,207                  259,260
   Accumulated other comprehensive loss..................................                (32,353)                 (38,300)
   Retained earnings (accumulated deficit)...............................                  6,771                  (23,012)
                                                                                --------------------       -------------------
         Total stockholders' equity......................................                214,513                  179,457
                                                                                --------------------       -------------------
         Total liabilities and stockholders' equity......................             $3,276,687               $3,398,228
                                                                                ====================       ===================


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                              --------------------------------   -------------------------------
                                                                  2000              1999             2000              1999
                                                              ------------    ----------------   ------------    ---------------
Interest, fees and dividend income:
   Short term investments .................................   $      1,246    $        194       $      3,306    $        853
   Securities purchased under agreements to resell ........           --              --                  267             396
   Investment securities ..................................          6,334           6,064             18,769          17,894
   Mortgage-backed securities .............................          6,255           9,387             19,603          26,219
   Loans receivable .......................................         48,897          43,056            146,416         121,278
   Federal Home Loan Bank stock ...........................          1,062             857              3,231           2,494
                                                              ------------    ------------       ------------    ------------
        Total interest, fees and dividend income ..........         63,794          59,558            191,592         169,134
                                                              ------------    ------------       ------------    ------------
Interest expense:
   Deposits ...............................................         25,009          18,189             66,979          53,867
   Advances from the Federal Home Loan Bank ...............         16,246          17,031             49,186          49,468
   Securities sold under agreements to repurchase .........          5,401           6,382             18,654          16,957
   Other borrowings .......................................            260            --                  569            --
   Hedging costs, net .....................................              8              32                 67             113
                                                              ------------    ------------       ------------    ------------
        Total interest expense ............................         46,924          41,634            135,455         120,405
                                                              ------------    ------------       ------------    ------------
Net interest income .......................................         16,870          17,924             56,137          48,729
   Provision for loan losses ..............................          2,500           1,200              5,500           3,300
                                                              ------------    ------------       ------------    ------------
        Net interest income after provision for loan
          losses...........................................         14,370          16,724             50,637          45,429
                                                              ------------    ------------       ------------    ------------
Other income:
   Loan service and loan related fees .....................            169             116                568             183
   Gain (loss) on mortgage-backed securities sales, net ...         (8,330)              3             (8,203)            200
   Gain on loan and loan servicing sales, net .............              2            --                    4              49
   Income (loss) from real estate operations, net .........            (48)            418                (37)            533
   Deposit fee income .....................................            634             434              1,897           1,340
   Other income ...........................................             82             145                383             459
                                                              ------------    ------------       ------------    ------------
        Total other income (loss) .........................         (7,491)          1,116             (5,388)          2,764
Operating expenses:
   Personnel and benefits .................................          4,442           3,994             13,607          11,702
   Occupancy ..............................................          2,821           2,651              8,548           7,203
   FDIC insurance .........................................            237             368                663           1,041
   Professional services ..................................            718             280              2,139             964
   Office related expenses ................................          1,215           1,431              4,378           3,835
     Other ................................................          1,774           1,299              4,707           2,619
                                                              ------------    ------------       ------------    ------------
        Total operating expenses ..........................         11,207          10,023             34,042          27,364
                                                              ------------    ------------       ------------    ------------
Earnings (loss) before income taxes (benefit) and minority
   interest................................................         (4,328)          7,817             11,207          20,829
Income taxes (benefit) ....................................            807          (1,500)           (21,184)         (3,500)
                                                              ------------    ------------       ------------    ------------
Earnings (loss) before minority interest ..................         (5,135)          9,317             32,391          24,329
Minority interest .........................................            869             869              2,607           2,607
                                                              ------------    ------------       ------------    ------------
        Net earnings (loss) ...............................   $     (6,004)   $      8,448       $     29,784    $     21,722
                                                              ============    ============       ============    ============
Earnings (loss) per share basic and diluted ...............   $      (0.30)   $       0.41       $       1.50    $       1.06
                                                              ============    ============       ============    ============

Basic and diluted weighted average shares .................     19,876,205      20,423,705         19,877,821      20,533,824



            See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -----------------------      ----------------------
                                                                    2000          1999          2000          1999
                                                                --------      --------      --------      --------
Net earnings (loss) ........................................    $ (6,004)     $  8,448      $ 29,784      $ 21,722
Other comprehensive loss:
   Unrealized gain (loss) on securities available-for-sale..       7,118       (12,326)       (2,256)      (31,451)

   Reclassification of realized loss included in earnings...       8,330             3         8,203           200

                                                                --------      --------      --------      --------
   Other comprehensive earnings (loss) .....................      15,448       (12,323)        5,947       (31,251)
                                                                --------      --------      --------      --------

Comprehensive earnings (loss) ..............................    $  9,444      $ (3,875)     $ 35,731      $ (9,529)
                                                                ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                               PBOC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -----------------------------------------
                                                                                               2000                  1999
                                                                                        -------------------   -------------------
Cash flows from operating activities:
    Net earnings ...................................................................       $    29,784           $    21,722
    Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
        Provision for loan losses...................................................             5,500                 3,300
        Depreciation................................................................             1,443                 1,359
        Amortization/accretion of premiums, discounts and deferred fees ............            (5,049)                8,960
        Increase in net deferred tax assets.........................................           (22,630)               (3,750)
        Amortization of purchase accounting intangibles.............................               135                   139
        (Gain) loss on sale of securities available-for-sale........................             8,203                  (200)
        (Gain) loss  on sale of real estate owned...................................                 3                  (562)
        FHLB stock dividend.........................................................            (3,228)               (2,528)
        Increase in accrued interest receivable.....................................            (1,494)               (1,496)
        Decrease in accrued interest payable........................................              (732)               (1,086)
        (Increase) decrease in other assets.........................................             1,150                (2,690)
        Amortization for discontinued lease operations..............................                38                    38
        Increase (decrease) in accrued expenses and other liabilities...............           (15,947)                6,148
        Gain on sale of loans ......................................................                (4)                  (49)
        Amortization of goodwill....................................................             1,412                   240
                                                                                        -------------------   -------------------
        Net cash provided by (used in) operating activities.........................            (1,416)               29,545
                                                                                        -------------------   -------------------
Cash flows from investing activities:
    Proceeds from sales of securities available-for-sale............................           272,458               121,331
    Proceeds from sale of loans ....................................................               464                92,548
    Investment and mortgage-backed securities principal repayments and maturities...           361,048               128,457
    Loan originations, net of repayments............................................             5,122              (196,237)
    Purchases of investments and mortgage-backed securities available-for-sale......          (330,090)             (270,731)
    Purchases of loans..............................................................            (9,823)             (193,148)
    Cost capitalized on real estate, net of insurance settlements...................               123                    46
    Proceeds from the sale of real estate...........................................               831                 7,691
    Net increase in premises and equipment..........................................              (489)               (1,145)
    Redemption of FHLB stock........................................................            11,789                    --
    Bank of Hollywood acquisition...................................................            12,063                    --
                                                                                        -------------------   -------------------
    Net cash provided by (used in) investing activities.............................           323,496              (311,188)
                                                                                        -------------------   -------------------
Cash flows from financing activities:
    Purchases of treasury stock ....................................................              (621)               (6,152)
    Net increase in deposits........................................................           208,228               148,954
    Net increase (decrease) in securities sold under agreements to repurchase.......          (246,109)               64,901
    Issuance of FHLB advances.......................................................         4,886,379               721,950
    Repayments of FHLB advances.....................................................        (5,139,079)             (674,950)
    Net change in other borrowings - line of credit.................................            (4,621)                   --
    Issuance of preferred securities of a subsidiary trust..........................            10,000                    --
                                                                                        -------------------   -------------------
    Net cash provided by  (used in) financing activities............................          (285,823)              254,703
                                                                                        -------------------   -------------------
Net increase (decrease) in cash.....................................................            36,257               (26,940)
Cash and cash equivalents at beginning of period....................................            21,582                46,401
                                                                                        -------------------   -------------------
Cash and cash equivalents at end of period..........................................       $    57,839           $    19,461
                                                                                        ===================   ===================
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest......................................................................       $   136,187           $   121,377
      Income taxes..................................................................             2,690                   330
Supplemental schedule of non cash investing and financing activities:
    Foreclosed real estate..........................................................             1,185                 6,384
    Transfer of loans held for investment to loans held for sale....................               460                92,499


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF CONSOLIDATION

         The consolidated financial statements include all the accounts of PBOC Holdings, Inc. (the "Company") and its subsidiaries, all of which are wholly owned, except for PBOC Capital Trust I (the "subsidiary trust") in which the Company owns all the common stock (see Note 7 herein), and for People's Preferred Capital Corporation ("PPCC") in which People's Bank of California (the "Bank") owns all of the common stock. All significant inter-company accounts and transactions have been eliminated in consolidation.

2.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior period's consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

     Earnings per share is calculated by taking the net earnings and dividing by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock for the three months ended September 30, 2000 and 1999 were 19,876,205 and 20,423,705, respectively. The weighted average number of shares of common stock for the nine months ended September 30, 2000 and 1999 were 19,877,821 and 20,533,824, respectively.

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

5.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in SFAS No. 107 disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was further amended by SFAS No. 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process. Management believes that adoption of SFAS 133, as amended, will not have a material impact on the Company's financial position and results of operations.

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

7. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST NOTES OF THE COMPANY

          On July 26, 2000, the subsidiary trust, a subsidiary of the Company, issued $309,000 of 11.045% Common Securities (the "common securities") to the Company and $10,000,000 of 11.045% Trust Preferred Securities (the "preferred securities") in a private placement transaction. In connection with the subsidiary trust's issuance of the common securities and the preferred securities, the Company, issued to the subsidiary trust $10,309,000 principal amount of its 11.045% junior subordinated notes, due July 2030 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. The Company's, obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

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

     On January 31, 2000, the Company completed the acquisition of The Bank of Hollywood ("BOH"), a California-chartered commercial bank with $157.4 million in assets and $145.1 million in deposits for a cash purchase price of $27.4 million. In connection with the acquisition, the Company recorded an addition of $15.3 million in Goodwill which is being amortized on a straight-line basis over 15-years.

PENDING ACQUISITIONS

          On October 4, 2000, the Company announced the execution of an agreement to acquire two branch offices and related deposits from Universal Bank, a West Covina based bank. The purchase of the Encino and Woodland Hills offices includes buildings, furniture, fixtures and equipment. The branches have a combined deposit base of just over $54 million. The transaction, pending regulatory approval, will be accounted for as a purchase and is expected to be completed in December 2000.

          On November 2, 2000, the Company announced the signing of a definitive merger agreement for the Company to acquire BYL Bancorp and its wholly owned commercial bank subsidiary, BYL Bank Group ("BYL"). BYL, which was chartered as a California commercial bank in 1980, is headquartered in Orange, California and operates seven full-service branches and two loan origination offices in Orange and Riverside counties. The combined institution will have 31 branch offices and approximately $3.6 billion in total assets, servicing Los Angeles, Orange, Ventura and Riverside counties. BYL also originates for sale, single-family residential loans. BYL had total assets of $322.3 million, total deposits of $293.3 million and stockholders' equity of $29.0 million at June 30, 2000.

          Under the terms of the agreement, which was approved unanimously by both boards of directors, holders of BYL Bancorp common stock will receive $15.00 in cash for each share of BYL common stock owned. The cash amount may be adjusted upward or downward under certain circumstances which are set forth in the agreement. The transaction, which has an approximate value of $39 million, will be accounted for as a purchase and will add $11 million in goodwill to the balance sheet. The purchase is expected to close during the first half of calendar 2001 pending regulatory approvals and approval of BYL's shareholders.

FINANCIAL CONDITION

ASSETS.

         At September 30, 2000 the Company's consolidated assets were of $3.3 billion, a decrease of $121.5 million or 4%, from $3.4 billion at December 31, 1999. The decrease was primarily the result of the sale and principal repayments of securities available-for-sale of $257.3 million and a decrease in the Federal Home Loan Bank stock ("FHLB") of $8.6 million. These decreases were partially offset by increases in net loans receivable of $69.1 million, cash and federal funds sold of $36.3 million, the goodwill asset account (primarily due to the BOH acquisition) of $13.9 million, and an increase in deferred tax assets of $23.6 million.

LOAN PORTFOLIO.

         Total loans receivable at September 30, 2000 were $2.6 billion an increase of $39.3 million from December 31, 1999. The increase in loan receivable balances was primarily the result of the origination of new loans. During the first nine months of 2000 the Company's loan originations were $355.5 million, exclusive of the $66.7 million acquired through The Bank of Hollywood acquisition. Including the BOH acquisition total new loan originations were $422.2 million, of which business, commercial real estate and consumer new loan originations and purchases accounted for $350.2 million, or 83.0%. Single and multi-family new loan originations and purchases accounted for $72.0 million or 17.0%. Loan repayments of $342.9 million offset this increase in loans receivable.

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated:


                                                          SEPTEMBER 30, 2000                          DECEMBER 31, 1999
                                                 -------------------------------------      --------------------------------------
                                                                        PERCENT OF                                  PERCENT OF
                                                     AMOUNT                TOTAL                AMOUNT                 TOTAL
                                                 ----------------     ----------------      ----------------      ----------------
                                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
    Single-family residential..................     $1,397,526               53%                $1,475,151              57%
    Multi-family residential...................        315,266               12                    327,252              13
    Commercial.................................        458,345               18                    420,919              16
    Land  .....................................            706               --                        847              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total mortgage loans ...................      2,171,843               83                  2,224,169              86
                                                 ----------------     ----------------      ----------------      ----------------
Other loans:
    Commercial business........................        181,209                7                    159,740               6
    Consumer...................................        269,376               10                    199,879               8
    Secured by deposits........................          2,595               --                      1,918              --
                                                 ----------------     ----------------      ----------------      ----------------
       Total loans receivable..................      2,625,023              100%                 2,585,706             100%
                                                 ----------------     ================      ----------------      ================
Less:
    Undisbursed loan proceeds .................         67,510                                      95,683
    Unamortized net loan discounts and
       Deferred origination fees...............         (2,256)                                      4,045
    Deferred gain on servicing sold............          1,509                                       2,090
    Allowance for loan losses .................         26,331                                      21,051
                                                 ----------------                           ----------------
Loans receivable, net..........................     $2,531,929                                  $2,462,837
                                                 ================                           ================

LIABILITIES

         During the nine months ended September 30, 2000, the Company reduced higher cost borrowings by decreasing the securities sold under agreements to repurchase by $246.1 million and reducing FHLB advances by $252.7 million. These decreases were funded by an increase of $353.3 million in deposits and a decrease in securities available-for-sale of $257.3 million.

The following table sets forth the composition of the Bank's deposits at the dates indicated:


                                                          SEPTEMBER 30, 2000                          DECEMBER 31, 1999
                                                 -------------------------------------      --------------------------------------
                                                                        PERCENT OF                                  PERCENT OF
                                                     AMOUNT                TOTAL                AMOUNT                 TOTAL
                                                 ----------------     ----------------      ----------------      ----------------
                                                                              (DOLLARS IN THOUSANDS)
Transaction accounts:
    Checking accounts..........................    $   281,747               14.1%             $   214,113              13.0%
    Passbook accounts..........................        112,524                5.6                  134,377               8.1
    Money market accounts......................        273,673               13.7                  152,899               9.3
                                                 ----------------     ----------------      ----------------      ----------------
       Transaction accounts....................        667,944               33.4                  501,389              30.4
                                                 ----------------     ----------------      ----------------      ----------------
Term Certificates:
    Certificates of deposit....................        931,288               46.5                  825,515              50.1
    $100,000 and over..........................        401,399               20.1                  320,433              19.5
                                                 ----------------     ----------------      ----------------      ----------------
       Total certificates......................      1,332,687               66.6                1,145,948              69.6
                                                 ----------------     ----------------      ----------------      ----------------
Total deposits.................................     $2,000,631              100.0%              $1,647,337             100.0%
                                                 ================     ================      ================      ================


         Transaction accounts increased to $667.9 million, or 33% of total deposits at September 30, 2000, an increase of $166.6 million compared to $501.4 million at December 31, 1999. Checking accounts comprised 41% of the increase in transaction accounts.

EQUITY.

         The Company's stockholders' equity increased by $35.1 million to $214.5 million at September 30, 2000 from December 31, 1999. The increase was primarily due to the Company's net earnings of $29.8 million and a decrease in the unrealized loss on securities available-for-sale of $5.9 million, offset by an additional purchase of treasury stock during the period of $621,000.

RESULTS OF OPERATIONS

         The Company reported a net loss for the third quarter 2000 of $6.0 million, or $0.30 per diluted share compared to net earnings of $8.4 million, or $0.41 per diluted share during the same period a year ago. The third quarter 2000 loss was the result of steps taken by the Company to improve its net interest margin and reduce interest rate risk by selling $197.4 million of low-yielding fixed-rate securities from its available-for-sale portfolio. On a proforma fully-tax-effected basis and excluding the $8.7 million loss on the sale of fixed-rate securities, net earnings for the third quarter would have been $1.7 million, or $0.09 per diluted share compared to fully-taxed earnings in the like quarter a year ago of $3.8 million, or $0.18 per diluted share.

         Net earnings for the nine months ended September 30, 2000 were $29.8 million, or $1.50 per diluted share compared to $21.7 million, or $1.06 per diluted share during the like period a year ago. On a proforma fully-tax-effected basis and excluding the $8.7 million loss on the sale of securities, net earnings for the nine months ended September 30, 2000 would have been $9.2 million, or $0.46 per diluted share, compared to a proforma fully-tax-effected net earnings of $9.7 million, or $0.47 per diluted share during the like period a year ago.

FINANCIAL RATIOS

The table below reflects selected financial performance ratios:


Financial Ratios:                                      Three months ended September 30,     Nine months ended September 30,
                                                      -----------------------------------   ----------------------------------
                                                           2000                1999              2000               1999
                                                      ----------------    ---------------   ---------------    ---------------
Return (loss) on average assets..................          (0.68)%              0.94%            1.12%             0.85%
Proforma return on average assets,
   fully-tax-effected, excluding losses
   on securities sales                                      0.19                0.42             0.34              0.38
Return (loss) on average equity..................         (11.88)              20.18            20.98             16.97
Proforma return on average equity,
   fully-tax-effected, excluding losses
   on securities sales                                      3.36                8.98             6.45              7.60
Average equity to average assets.................           5.70                4.68             5.33              4.98
Interest-earning assets to interest-bearing
   liabilities...................................         106.02              105.65           105.68            105.49
Interest rate spread.............................           1.66                1.81             1.84              1.65
Net interest margin..............................           1.95                2.03             2.14              1.92
Operating expenses to average assets.............           1.27                1.12             1.28              1.07
Efficiency ratio excluding losses on
   securities sales..............................          62.13               52.64            57.30             53.14


NET INTEREST INCOME

         A higher cost of funds impacted the net interest margin in the third quarter. The net interest margin was 1.95% compared to 2.03% for the third quarter of 1999 and 2.20% for the second quarter of 2000. The net interest margin for the nine months ended September 30, 2000 was 2.14%, an improvement over 1.92% for the same period a year ago. Impacted by the higher cost of funds, net interest income before provision for loan losses for the third quarter decreased 6% to $16.9 million, compared to $17.9 million in the year-ago quarter. Net interest income before provision for loan losses for the first nine months of 2000 rose 15% to $56.1 million from $48.7 million in the comparable period of 1999. The loan loss provision was $2.5 million in the third quarter 2000, an increase of $1.3 million over the third quarter of 1999. This increase coupled with the higher cost of funds led to a decrease in net interest income after provision for loan losses to $14.4 million for the third quarter 2000 compared to $16.7 million for the like quarter a year ago. Net interest income after provision for loan losses for the first nine months of 2000 increased 11% to $50.6 million compared to $45.4 million in the like period a year ago.

         The Company's interest rate spread was 1.66% for the three months ended September 30, 2000, compared to 1.81% for the same period in 1999. This decrease in the interest rate spread was due primarily to the increased cost of deposits and borrowings. For the nine months ended September 30, 2000, the interest rate spread was 1.84% an increase of 19 basis points higher than the 1.65% reported in the like period a year ago.

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


                                                                    Three months ended September 30,
                                       --------------------------------------------------------------------------------------
                                                          2000                                       1999
                                       ------------------------------------------   -----------------------------------------
                                         Average                      Average          Average                      Average
                                         Balance         Interest     Yield/Cost      Balance       Interest       Yield/Cost
                                       -----------     -----------   ------------   ----------     -----------     ----------
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1) .............     $2,570,748      $   48,897        7.61%     $2,382,557      $   43,056       7.23%
  Mortgage-backed securities (2) ..        402,506           6,255        6.22         659,544           9,387       5.69
  Other interest-earning assets (3)        433,231           7,580        7.00         415,639           6,258       6.02
  FHLB stock ......................         57,873           1,062        7.30          65,505             857       5.19
                                        ----------      ----------                  ----------      ----------
  Total interest-earning assets ...      3,464,358          63,794        7.37%      3,523,245          59,558       6.76%
                                                        ----------      ======                      ----------     ======
Non-interest-earning assets .......         60,704                                      27,231
                                        ----------                                  ----------
      Total assets ................     $3,525,062                                  $3,550,476
                                        ==========                                  ==========
Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4) .......     $  639,892           5,005        3.11%     $  445,005           3,269       2.91%
    Term certificates of deposit ..      1,284,794          20,004        6.19       1,190,516          14,920       4.97
                                        ----------      ----------                  ----------      ----------
        Total deposits ............      1,924,686          25,009        5.17       1,635,521          18,189       4.41
  Other borrowings (5) ............      1,334,093          21,647        6.46       1,699,195          23,413       5.47
  Other borrowings - line of credit          1,555              58       14.84           --              --           --
  Preferred securities of a
        subsidiary trust ..........          7,204             202       11.17           --              --           --
  Hedging costs ...................             --               8         --            --                 32        --
                                        ----------      ----------                  ----------      ----------
       Total interest-bearing
         liabilities ..............      3,267,538          46,924        5.71%      3,334,716          41,634       4.95%
                                                        ----------      ======                      ----------     ======
Non-interest-bearing liabilities ..         56,459                                      49,686
                                        ----------                                  ----------
       Total liabilities ..........      3,323,997                                   3,384,402
Stockholders' equity ..............        201,065                                     166,073
                                        ----------                                  ----------
       Total liabilities and
         stockholders' equity .....     $3,525,062                                  $3,550,475
                                        ==========                                  ==========
Net interest-earning assets .......     $  196,820                                  $  188,529
                                        ==========                                  ==========
Net interest income/interest rate
     spread .......................                     $   16,870        1.66%                     $   17,924       1.81%
                                                        ==========      ======                      ==========     ======
            Net interest margin ...                                       1.95%                                      2.03%
                                                                        ======                                     ======
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities ..........                                     106.02%                                    105.65%
                                                                        ======                                     ======


                                                                       Nine months ended September 30,
                                      -------------------------------------------------------------------------------------------
                                                      2000                                            1999
                                      ------------------------------------------    ---------------------------------------------
                                         Average                      Average          Average                        Average
                                         Balance     Interest       Yield/Cost         Balance       Interest        Yield/Cost
                                      -------------  ----------     ------------    -------------   ------------    -------------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)...........        $2,568,898     $146,416          7.60%        $2,253,816      $121,278          7.17%
  Mortgage-backed securities (2)           424,449       19,603          6.16            632,738        26,219          5.52
  Other interest-earning assets (3)        444,483       22,342          6.70            430,339        19,143          5.93
  FHLB stock....................            59,008        3,231          7.31             64,669         2,494          5.16
                                      -------------  -----------                    -------------   ------------
  Total interest-earning assets.         3,496,838      191,592          7.31%         3,381,562       169,134          6.67%
                                                     -----------     ===========                    ------------    =============
Non-interest-earning assets.....            58,286                                        52,813
                                      -------------                                 -------------
      Total assets..............        $3,555,124                                    $3,434,375
                                      =============                                 =============

Interest-bearing liabilities:
  Deposits:
    Transaction accounts(4).....           620,727       13,833          2.98%           435,486         9,357          2.87%
    Term certificates of deposit         1,218,637       53,146          5.83          1,147,839        44,510          5.18
                                      -------------  -----------                    -------------   ------------
        Total deposits..........         1,839,364       66,979          4.86          1,583,325        53,867          4.55
  Other borrowings (5)..........         1,462,933       67,840          6.19          1,622,273        66,425          5.47
  Other borrowings - line of credit          4,161          367         11.78                 --            --            --
  Preferred securities of a
        subsidiary trust........             2,409          202         11.17                 --            --            --
  Hedging costs.................                --           67           --                  --           113            --
                                      -------------  -----------                    -------------   ------------

       Total interest-bearing
         liabilities............         3,308,867      135,455          5.47%         3,205,598       120,405          5.02%
                                                     -----------     ===========                    ------------    =============
Non-interest-bearing liabilities            56,666                                        57,687
                                      -------------                                 -------------
       Total liabilities........         3,365,533                                     3,263,285
Stockholders' equity............           189,591                                       171,090
                                      -------------                                 -------------

       Total liabilities and
         stockholders' equity...        $3,555,124                                    $3,434,375
                                      =============                                 =============
Net interest-earning assets.....       $   187,971                                   $   175,964
                                      =============                                 =============
Net interest income/interest rate
     spread.....................                       $ 56,137          1.84%                       $  48,729          1.65%
                                                     ===========     ===========                    ============    =============

Net interest margin.............                                         2.14%                                          1.92%
                                                                     ===========                                    =============
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities........                                       105.68%                                        105.49%
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


                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                         COMPARED TO SEPTEMBER 30, 1999
                                                                                 (IN THOUSANDS)
                                                   ---------------------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                                   -------------------------------------------------
                                                                                                             TOTAL NET
                                                          RATE            VOLUME         RATE/VOLUME    INCREASE/(DECREASE)
                                                          ----            ------         -----------    -------------------
Interest-earning assets:
  Loans receivable.............................          $ 2,262           $ 3,401          $   178              $ 5,841
  Mortgage-backed securities...................              863            (3,658)            (337)              (3,132)
  Other interest-earning assets ...............            1,014               265               43                1,322
  FHLB stock...................................              345              (100)             (40)                 205
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
  earning assets ..............................            4,484               (92)            (156)               4,236
                                                   ---------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
       Transaction accounts....................              212             1,428               96                1,736
       Term certificates of deposit............            3,616             1,178              290                5,084
                                                   ---------------------------------------------------------------------------
         Total deposits........................            3,828             2,606              386                6,820
  Other borrowings.............................            4,158            (5,031)            (893)              (1,766)
  Other borrowings - line of credit............               --                58               --                   58
  Preferred securities of a subsidiary trust...               --               202               --                  202
  Hedging costs................................               --                --              (24)                 (24)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
  bearing liabilities..........................            7,986            (2,165)            (531)               5,290
                                                   ---------------------------------------------------------------------------

Change in net interest income..................          $(3,502)          $ 2,073          $   375             $ (1,054)
                                                   ===========================================================================

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                         COMPARED TO SEPTEMBER 30, 1999
                                                                                 (IN THOUSANDS)
                                                   ---------------------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                                   --------------------------------------------------
                                                                                                             TOTAL NET
                                                          RATE            VOLUME         RATE/VOLUME    INCREASE/(DECREASE)
                                                          ----            ------         -----------    -------------------
Interest-earning assets:
  Loans receivable.............................          $ 7,180           $16,955          $ 1,003              $25,138
  Mortgage-backed securities...................            3,004            (8,631)            (989)              (6,616)
  Other interest-earning assets ...............            2,488               629               82                3,199
  FHLB stock...................................            1,047              (219)             (91)                 737
                                                   ---------------------------------------------------------------------------
Total net change in income on interest-
  earning assets ..............................           13,719             8,734                5               22,458
                                                   ---------------------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
       Transaction accounts....................              348             3,984              144                4,476
       Term certificates of deposit............            5,548             2,748              340                8,636
                                                   ---------------------------------------------------------------------------
         Total deposits........................            5,896             6,732              484               13,112
  Other borrowings.............................            8,804            (6,530)            (859)               1,415
  Other borrowings - line of credit............               --               367               --                  367
  Preferred securities of a subsidiary trust...               --               202               --                  202
  Hedging costs................................               --                --              (46)                 (46)
                                                   ---------------------------------------------------------------------------
Total net change in expense on interest-
  bearing liabilities..........................           14,700               771             (421)              15,050
                                                   ---------------------------------------------------------------------------

Change in net interest income..................          $  (981)          $ 7,963          $   426              $ 7,408
                                                   ===========================================================================

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter 2000 was $2.5 million compared with $1.2 million for the like quarter a year ago. The Company's provision for loan losses increased by $2.2 million for the nine months ended September 30, 2000, compared to the same period in 1999. The provision for loan losses was $5.5 million for the nine months ended September 30, 2000 compared to $3.3 million for the nine months ended September 30, 1999. These increases were primarily due to an increase in non- performing loans, to loan portfolio growth and the change in the current portfolio mix to a higher proportion of consumer and commercial loans.

OTHER INCOME

          Due to an $8.3 million net loss on the sale of fixed-rate securities, non-interest income (loss) decreased to $(7.5) million in the third quarter 2000 compared to $1.1 million in the like quarter a year ago. Additionally income (loss) from real estate operations decreased by $466,000 to $(48,000) compared to income from real estate operations of $418,000 for the same quarter a year ago. Loan service and deposit fee income increased by $53,000 and $200,000, respectively, from the same quarter a year ago. For the nine months ended September 30, 2000 other income (loss) was $(5.4) million compared to $2.8 million at September 30, 1999.

OPERATING EXPENSES

         Reflecting the costs associated with acquisitions, PBOC's operating expenses for the third quarter of 2000 rose 12% over third quarter 1999 levels. For the three months ended September 30, 2000, operating expenses were $11.2 million compared to $10.0 million for the same period last year. Operating expenses for the first nine months of the year rose 24% to $34.0 million versus $27.4 million in the like period of 1999. The acquisition of two branches during the third quarter of 1999 and the Bank of Hollywood during the first quarter of 2000 resulted in the increase in personnel, occupancy and office related expenses of $1.9 million, $1.3 million and $543,000, respectively, for the first nine months of 2000. Other expenses increased by $2.1 million, to $4.7 million for the nine months ended September 30, 2000 compared to $2.6 million for the like period a year ago. The increase in other expense was primarily the result of an increase in goodwill amortization of $1.2 million for the nine months ended September 30, 2000.

INCOME TAXES

   Third quarter income taxes include applicable federal and state income taxes. The income tax provision for the third quarter was $807,000, compared to an income tax benefit of $1.5 million, reported during the like period a year ago. For the nine months ended September 30, 2000 the Company reported an income tax benefit of $21.2 million, compared to an income tax benefit of $3.5 million during the same period a year ago. During the first quarter of 2000, the Company recorded a $25.0 million income tax benefit, resulting from a decrease in the valuation allowance on its deferred tax assets which the Company expects will be realizable in future periods.

ASSET QUALITY

         The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and troubled debt restructurings at the dates indicated:


                                                                   SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                                   ------------------             -----------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                -------------------------------------------------------
      Non-performing loans, net:
      Mortgage loans:
          Single-family residential loans....................            $ 2,319                        $  2,331
          Multi-family residential loans.....................                561                             557
          Commercial real estate loans.......................                 18                              20
      Commercial business loans..............................             10,258                             163
      Consumer loans.........................................                694                             107
                                                                ----------------------          -----------------------
      Total non-performing loans, net........................             13,850                           3,178
                                                                ----------------------          -----------------------
      Real estate owned, net:
          Single-family residential..........................              1,006                             846
                                                                ----------------------          -----------------------
      Total real estate owned, net...........................              1,006                             846
                                                                ----------------------          -----------------------
      Total non-performing assets............................             14,856                           4,024
      Troubled debt restructurings...........................              3,743                           6,470
                                                                ----------------------          -----------------------
      Total non-performing assets and troubled debt
          restructurings.....................................            $18,599                         $10,494
                                                                ======================          =======================

      Non-performing loans to total loans, net...............             0.55%                           0.13%
      Non-performing loans to total assets...................             0.42                            0.09
      Non-performing assets to total assets..................             0.45                            0.12
      Total non-performing assets and troubled debt
          restructurings to total assets.....................             0.57                            0.31

         Assets considered to be non-performing include nonaccrual loans and foreclosed assets. Classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are generally placed on a nonaccrual status when they are four payments or more past due. Non-performing assets as presented in the table above and stated at fair value as of September 30, 2000 and December 31, 1999 were $14.9 million and $4.0 million, respectively. As a result, the ratio of non-performing assets to total assets increased from 0.12% at December 31, 1999 to 0.45% at September 30, 2000. The increase was primarily the result of delinquencies in two participations in syndicated loans totaling $7.5 million. In January, the Company chose to discontinue its participation in syndicated loans and to focus solely on local originations.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated:


                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                          2000                  1999
                                                                                   -------------------   -------------------
                                                                                             (DOLLARS IN THOUSANDS)
                                                                                   -----------------------------------------
           BEGINNING BALANCE...................................................             $21,051               $18,897
                                                                                   -------------------   -------------------
           Addition to allowance due to Bank of Hollywood acquisition..........               2,084                    --
           Transfer to other real estate owned.................................                 (53)                   --
           Provision for loan losses...........................................               5,500                 3,300

           CHARGE-OFFS:
           Single-family residential loans.....................................                  --                   303
           Multi-family residential loans......................................                  --                   131
           Commercial real estate loans........................................                   7                   175
           Commercial business loans...........................................                 606                   703
           Consumer loans......................................................               2,155                   823
                                                                                   -------------------   -------------------
              Total charge-offs................................................               2,768                 2,135
                                                                                   -------------------   -------------------

           RECOVERIES:
           Single-family residential loans.....................................                   2                    32
           Commercial business.................................................                   1                    11
           Consumer............................................................                 514                   245
                                                                                   -------------------   -------------------
           Total recoveries....................................................                 517                   288
                                                                                   -------------------   -------------------
           Net charge-offs.....................................................               2,251                 1,847
                                                                                   -------------------   -------------------
           ENDING BALANCE .....................................................             $26,331               $20,350
                                                                                   ===================   ===================

           Allowance for loan losses to total non-performing loans at end of
              period...........................................................              190.12%               412.95%
           Allowance for loan losses to total non-performing loans and
              troubled debt restructurings at the end of period................              149.67                204.21
           Allowance for loan losses to total gross loans, at the end of
              period...........................................................                1.00                  0.79

         Net loan charge-offs were $2.3 million for the nine months ended September 30, 2000, compared to $1.8 million for the nine months ended September 30, 1999.

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

          The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                                 September 30, 2000                  December 31, 1999
                                                 ------------------                  -----------------
                                                                Percent to                       Percent to
                                                                  Total                             Total
                                               Amount           Allowance         Amount          Allowance
                                              --------        -------------      --------       ------------
                                                                 (Dollars in Thousands)
      Residential real estate........         $  3,732            14.2%          $  5,020            23.8%
      Multi-family residential.......            3,960            15.0              4,990            23.7
      Commercial real estate.........            3,505            13.3              4,073            19.4
      Land...........................               36             0.1                 42             0.2
      Commercial business............            9,948            37.8              3,959            18.8
      Consumer ......................              197             0.8                243             1.2
      Auto...........................            4,953            18.8              2,724            12.9
                                          ------------      ----------       ------------      ----------
           Total.....................          $26,331           100.0%           $21,051           100.0%
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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2000, based on the information and assumptions set forth in notes below.


                                                                             MORE THAN      MORE THAN
                                                              THREE TO       ONE YEAR      THREE YEARS
                                            WITHIN THREE       TWELVE           TO           TO FIVE      OVER FIVE
                                               MONTHS          MONTHS       THREE YEARS       YEARS         YEARS        TOTAL
                                            ------------      --------      -----------    -----------    ---------      -----
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets: (1)
  Loans receivable(2)
     Single-family residential:
        Fixed..............................   $    23,809      $ 111,907      $  221,280     $  218,025  $  391,421     $  966,442
        Adjustable ........................       128,902        108,795          88,930        102,138          --        428,765
     Multi-family residential:
        Fixed..............................           317          1,559           5,137          4,047      15,342         26,402
        Adjustable ........................       270,190         18,113              --             --          --        288,303
     Commercial, industrial and land:
        Fixed..............................         4,567         11,714          34,111         36,056     125,939        212,387
        Adjustable ........................       129,249        117,397              --             --          --        246,646
     Other loans(3)........................       136,833        114,400         115,668         59,325      16,002        442,228
  Mortgage-backed and other securities (4).        77,892         25,227          35,651         30,200      26,702        195,672
  Other interest-earning assets (5)........       281,925             --              --             --     160,553        442,478
                                           -----------------------------------------------------------------------------------------
             Total........................     $1,053,684      $ 509,112      $  500,777     $  449,791  $  735,959     $3,249,323
                                           =========================================================================================

Interest-bearing liabilities:
   Deposits:
      Checking accounts....................   $   110,415      $      --      $       --     $       --  $       --     $  110,415
      Passbook accounts....................       112,524             --              --             --          --        112,524
      Money market accounts................       273,673             --              --             --          --        273,673
      Term certificates of deposit.........       106,371        755,624         440,094         30,531          67      1,332,687
  Other borrowings.........................            --             --         656,000        170,000     190,000      1,016,000
                                           -----------------------------------------------------------------------------------------
             Total.........................  $    602,983      $ 755,624      $1,096,094     $  200,531   $ 190,067     $2,845,299
                                           =========================================================================================
  Excess (deficiency) of interest earning
    assets over interest-bearing
    liabilities............................  $    450,701      $(246,512)     $ (595,317)    $  249,260   $ 545,892     $  404,024
  Excess (deficiency) of interest-earning
    assets over interest-bearing
    liabilities as a percent of total
    assets.................................         13.75%         (7.52%)        (18.17%)         7.61%      16.66%         12.33%
                                           =========================================================================================
  Cumulative excess (deficiency) of
    interest-earning assets over interest
    -bearing liabilities...................  $    450,701      $ 204,189      $ (391,128)     $(141,868)  $ 404,024
                                           ===========================================================================
  Cumulative excess (deficiency) of
    interest-earning assets over interest-
    bearing liabilities as a percentage of
    total assets...........................       13.75%          6.23%        (11.94%)         (4.33%)      12.33%
                                           ===========================================================================

-------------------------------------------------------------------------------
(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity of savings associations in the Company's region.
(2) Balances have been reduced for non-performing loans, which amounted to $13.9 million at September 30, 2000.
(3)  Comprised of commercial and consumer loans and loans secured by deposits.
(4) Does not include an unrealized loss on securities available-for-sale of $32.8 million.
(5) Comprised of short-term investments, securities purchased under agreements to resell, investment securities and FHLB stock.

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

         At September 30, 2000, the Bank had $257.4 million in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. At September 30, 2000, the Bank had total FHLB advances of $871 million with a weighted average interest rate of 6.2%, which mature between 2002 and 2008. Additionally, at September 30, 2000, the Bank had securities sold under agreements to repurchase totaling $135 million with a weighted average interest rate of 7.0%, which mature between 2001 and 2002.

         At September 30, 2000, the Bank had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $3.3 million. In addition, at September 30, 2000 the Bank had unused lines of credit in the amount of $17.1 million, which amount is included by loan type in the loan portfolio composition table. Certificates of deposit which are scheduled to mature within one year totaled $862 million at September 30, 2000, and there are no borrowings that are scheduled to mature within the same period. Management anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL RESOURCES

         The OTS capital regulations include three separate minimum capital requirements for savings institutions - a "tangible capital requirement," a "leverage limit" and a "risk based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

         As of September 30, 2000 the Bank was deemed to be "well capitalized" under applicable requirements. To be categorized as "well capitalized", the Bank must maintain minimum tier 1 leverage capital, tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 2000:


                                            WELL CAPITALIZED
                                           MINIMUM REQUIREMENT               ACTUAL                       EXCESS
                                          --------------------        --------------------         --------------------
                                          AMOUNT       PERCENT        AMOUNT       PERCENT         AMOUNT       PERCENT
                                          ------       -------        ------       -------         ------       -------
                                                                      (DOLLARS IN THOUSANDS)
Tangible capital......................     $  64,934      2.00%     $ 222,283        6.85%          $157,349       4.85%
Tier 1 leverage capital ..............       162,334      5.00        222,283        6.85             59,949       1.85
Tier 1 risk-based capital ............       127,668      6.00        222,283       10.45             94,615       4.45
Total risk-based capital .............       212,780     10.00        245,866       11.55             33,086       1.55


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

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

LIST OF EXHIBITS    (FILED HEREWITH UNLESS INDICATED)


No.          Description
------------ -------------------------------------------------------------------
3.1          Amended and Restated Certificate of Incorporation of PBOC Holdings,
             Inc.1/
3.2          Bylaws of PBOC Holdings, Inc.(5)
4            Stock Certificate of PBOC Holdings, Inc.(2)
10.1         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and Rudolf P. Guenzel(1)
10.2         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and J. Michael Holmes(1)
10.3         Employment Agreement between PBOC Holdings, Inc.,
             People's Bank of California and William W. Flader(1)
10.4         Employment Agreement between the People's Bank of California and
             Doreen J. Blauschild(2)
10.5         Deferred Compensation Plan(1)
10.6         Grantor Trust(1)
10.7         Shareholder Rights Agreement(1)
10.8         Stockholders' Agreement(1)
10.9         1999 Stock Option Plan(3)
10.10        2000 Stock Incentive Plan(4)
10.11        Amendment Number 1 to Employment Agreement between PBOC Holdings,
             Inc., People's Bank of California and Rudolf P. Guenzel.(5)
10.12        Amendment Number 1 to Employment Agreement between PBOC Holdings,
             Inc., People's Bank of California and J. Michael Holmes.(5)
10.13        Amendment Number 1 to Employment Agreement between PBOC Holdings,
             Inc., People's Bank of California and William W. Flader.(5)
27           Financial Data Schedule

-----------------
(1) Incorporated by reference from the Company's Form 10-K filed by the Registrant with the SEC on December 31, 1998.
(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.
(3) Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on March 22, 1999 (File No. 000-24215).
(4) Incorporated by reference from the Company's Proxy Statement on Schedule 14A as filed on March 23, 2000 (File No. 000-24215).
(5) Incorporated by reference from the Company's Form 10-Q filed by the Registrant with the SEC on August 11, 2000.

    (b) Reports on Form 8-K

    A Current Report on Form 8-K dated July 6, 2000, reported the voluntary supervisory agreement between the OTS and the Bank. See Note 6 to the Notes to Consolidated Financial Statements herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PBOC HOLDINGS, INC.



Date:  November 10, 2000               By:   /s/ Rudolf P. Guenzel
                                           -------------------------------
                                             Rudolf P. Guenzel
                                             President and Chief Executive
                                             Officer



                                       By:    /s/ J. Michael Holmes
                                           -------------------------------
                                              J. Michael Holmes
                                              Senior Executive Vice President
                                              and Chief Financial Officer