Form 10-K405
period 2000-12-31
PBOC HOLDINGS INC
filed 2001-03-20
CIK 1057672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                          COMMISSION FILE NO.: 0-24215

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 7, 2001, the aggregate value of the 19,270,413 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 613,292 shares held by all directors and executive officers of the Registrant as a group, was approximately $182.5 million. This figure is based on the last known trade price of $9.47 per share of the Registrant's Common Stock on March 7, 2001.

    Number of shares of Common Stock outstanding as of March 7, 2001: 19,833,705

                      DOCUMENTS INCORPORATED BY REFERENCE

    None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PBOC HOLDINGS, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
                           PART I

ITEM 1.  BUSINESS...........................................      3
                General.....................................      3
                Lending Activities..........................      4
                Asset Quality...............................     10
                Investment Activities.......................     12
                Sources of Funds............................     14
                Competition.................................     15
                Bank Subsidiaries...........................     15
                Regulation of Savings and Loan Holding
                  Companies.................................     16
                Regulation of Federal Savings Banks.........     18
                Taxation....................................     21
ITEM 2.  PROPERTIES.........................................     23
ITEM 3.  LEGAL PROCEEDINGS..................................     25
                The Goodwill Litigation.....................     25
                The Shareholder Rights Agreement............     27
                The Shareholder Litigation..................     30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     30

                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.........................     31
ITEM 6.  SELECTED FINANCIAL DATA............................     32
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........     34
                General.....................................     34
                Financial Condition.........................     34
                Results of Operations.......................     45
                Average Balances, Net Interest Income,
                  Yields Earned and Rates Paid..............     47
                Rate /Volume Analysis.......................     48
                Asset and Liability Management..............     52
                Liquidity and Capital Resources.............     56
                Recent Accounting Pronouncements............     58
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     58
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........     59
ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE........................    102

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................    102
ITEM 11. EXECUTIVE COMPENSATION.............................    105
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..................................    112
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....    113

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON
                FORM 8-K....................................    114

    WHEN USED IN THIS FORM 10-K BY PBOC HOLDINGS, INC. (THE "COMPANY" OR "PBOC") THE WORDS OR PHRASES "WOULD BE", "WILL ALLOW", "INTENDS TO", "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Company is a Delaware corporation which was organized in 1987 to acquire the People's Bank of California (the "Bank") from the Federal Savings and Loan Insurance Corporation ("FSLIC") in connection with its conversion from mutual to stock form. (Unless the context otherwise requires, references herein to the Company include the Bank and its other subsidiaries and PBOC Capital Trust I.) The Company owns 100% of the common stock of the Bank, which is its primary investment. The Bank is a federally chartered savings bank which was originally organized in 1887 under California law and conducts business from its executive offices located in Los Angeles, California and 26 full-service branch offices located primarily in Los Angeles County as well as Orange and Ventura Counties in Southern California. At December 31, 2000, the Company had total assets of $3.3 billion, net loans receivable of $2.5 billion, total deposits of $2.0 billion and total stockholders' equity of $214 million. In addition, the Company owns 100% of the common stock of PBOC Capital Trust I (the "subsidiary trust"). The subsidiary trust was organized in July 2000 under New York law and was formed for the purpose of issuing $10,000,000 of 11.045% Trust Preferred Securities (the "preferred securities") in a private placement transaction.

    MERGER AGREEMENT WITH FBOP CORPORATION. On December 8, 2000, PBOC agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. In the merger, each share of PBOC's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $10.00. The merger will be a taxable transaction to shareholders generally. Shareholders of PBOC will have no equity interest in either PBOC or FBOP after completion of the merger.

    The consummation of the merger is subject to certain conditions, including approval by the shareholders of PBOC and applicable regulatory approvals. PBOC has scheduled a special meeting of its shareholders to vote on the merger on April 19, 2001. The parties expect that the merger will be consummated in the second quarter of 2001.

    The description of the merger above does not purport to be complete and is qualified in its entirety by reference to the text of the merger agreement. See the Exhibit Index to this Form 10-K.

    FOR INFORMATION RELATING TO LITIGATION ASSOCIATED WITH THE MERGER AGREEMENT WITH FBOP, see "the Shareholder Litigation" under Item 3--Legal Proceedings.

    MERGER AGREEMENT WITH BYL BANCORP. On November 2, 2000, the Company announced the signing of a definitive merger agreement for the Company to acquire BYL Bancorp and its wholly owned commercial bank subsidiary, BYL Bank Group ("BYL"). BYL, which was chartered as a California commercial bank in 1980, is headquartered in Orange, California and operates seven full-service branches and two loan origination offices in Orange and Riverside counties. The combined institution will have 33 branch offices and approximately $3.5 billion in total assets, servicing Los Angeles, Orange, Ventura and Riverside counties. BYL Bancorp also originates for sale, single-family residential loans. BYL Bancorp had total assets of $284.9 million, total deposits of $254.4 million and stockholders' equity of $29.2 million at December 31, 2000, the last date as to which public financial information was available.

    Under the terms of the merger agreement, which was approved unanimously by both boards of directors, holders of BYL Bancorp common stock will receive $15.00 in cash for each share of BYL Bancorp common stock owned. The cash amount may be adjusted upward or downward under certain circumstances, which are set forth in the agreement. The transaction, which has an approximate value of $39 million, will be accounted for as a purchase and will add $11 million in goodwill to the balance sheet. The purchase is expected to close during the first half of calendar 2001 pending regulatory approvals and approval of BYL Bancorp's shareholders. BYL Bancorp has scheduled a special meeting of its shareholders for March 21, 2001 to vote on the merger agreement and the transactions contemplated thereunder. The description of the merger does not purport to be complete and is qualified in its entirety by reference to the text of the merger agreement. See the Exhibit Index included in this Form 10-K.

    VOLUNTARY SUPERVISORY AGREEMENT. On June 16, 2000, the Company formalized on-going plans to reduce interest rate risk, strengthen its lending infrastructure, and fill open positions on the Board of Directors at the request of the Office of Thrift Supervision ("OTS") through a voluntary supervisory agreement between the OTS and the Bank. The adoption of the supervisory agreement formalizes many of the steps the Company has already taken to expand and strengthen its lending programs, particularly in the consumer and commercial areas.

    The Bank implemented an asset/liability management strategy to limit its exposure to earnings and asset valuation fluctuations resulting from interest rate changes over time. The Bank reduced its interest rate sensitivity gap, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At December 31, 1999 the Bank's one-year cumulative gap was (11.60%) compared to 0.06% at December 31, 2000.

    As part of the program to strengthen its lending infrastructure, the Company has expanded and refined its loan underwriting and review policies and procedures. In addition, during the year the Company added several experienced commercial bankers to its senior management team.

    In August 2000, the Company added two new directors to the Boards of the Company and the Bank.

    The Bank's principal executive offices are located at 5900 Wilshire Boulevard, Los Angeles, California 90036, and its telephone number is
(323) 938-6300.

LENDING ACTIVITIES

    At December 31, 2000, the Bank's total loans receivable net amounted to $2.5 billion, which represented 74.8% of the Company's $3.3 billion in total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multi-family residential properties. At December 31, 2000, such loans constituted $1.4 billion and $300.0 million, or 52.9% and 11.7%, respectively, of the total loan portfolio. Substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs. More recently, the Bank has increased its emphasis on commercial and consumer lending. At December 31, 2000, commercial real estate loans amounted to $477.3 million or 18.6% of the total loan portfolio, while commercial business and consumer loans (including loans secured by deposits) amounted to $160.9 million and $268.3 million or 6.3% and 10.5% of the total loan portfolio, respectively. The Bank's total loan portfolio also included a small amount of land loans, which amounted to $704,000 at December 31, 2000.

    The Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Bank's primary market area for originations is Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties in Southern California. The Bank may from time to time purchase additional loans to supplement its loan origination activity, which may include loans secured by properties outside of the Bank's primary market area in California as well as in other states.

    ORIGINATION, PURCHASE, ACQUISITION AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, existing customers, walk-in customers and advertising. In its present marketing efforts, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process. With an orientation under new management to make the branch office network more responsive to customers needs, loan applications now are taken at all of the Bank's branch offices. The Bank's centralized underwriting department supervises the obtaining of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by the Bank's Appraisal Department as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank requires title, hazard and, to the extent applicable, flood insurance on all security property.

    Mortgage loan applications are initially processed by loan officers who have approval authority up to designated limits. Senior officers of the Bank who serve on the Credit Committee acting together have additional approval authority. All loans in excess of such designated limits are referred to the Bank's Credit Committee, comprised of the Senior Credit Administrator, the Chief Financial Officer and the Senior Executive Vice President of Retail Banking, which has approval authority for all loans in excess of $1.0 million and up to $5.0 million. Any loans exceeding $5.0 million must be approved by the Loan Committee of the Board of Directors of the Bank.

    The Bank's commercial loan officers have approval authority up to designated limits. The commercial loan officers do all of the underwriting associated with an application and prepare the credit authorization for submission to the Senior Commercial Lending Officer for verification. Loans in excess of $100,000 are referred directly to the Senior Commercial Lending Officer who has authority to approve loans up to $500,000. The Bank's Senior Credit Administrator can approve loans up to $1.0 million. Loans in excess of such amounts fall under the jurisdiction of the Credit Committee or the Board of Directors, based on the loan amounts set forth above.

    Applications for Small Business loans under $500,000, as well as the Bank's smaller "Business Express" loans, which range between $5,000 and $50,000, are taken in the Bank's branches and submitted to the Vice President-Manager of the Bank's Small Business Loan Center, who has authority to approve small business loans up to $500,000.

    During the year ended December 31, 2000, the Bank purchased $324,000 of fixed-rate single family residential loans, $9.3 million of multi-family residential loans and $14.4 million of commercial real estate loans. Additionally, the Bank sold $3.8 million of long-term fixed-rate single family residential loans, $9.2 million of multi-family residential loans and $9.3 million of commercial business loans. The Bank intends to focus on loan originations, but may continue to selectively purchase residential mortgage loans that meet its underwriting criteria from time to time in order to supplement its loan originations.

    A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2000, the Bank's regulatory limit on loans-to-one borrower was $36.7 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $25.1 million, $24.8 million, $20.7 million $20.2 million and $15.9 million. All of the five loans or loan concentrations were secured by commercial real estate or multi-family residential properties. All of these loans or loan concentrations were performing in accordance with their terms at December 31, 2000.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences, more recently, the Bank has placed less emphasis on such lending and has placed increased emphasis on commercial and consumer lending. At December 31, 2000, $1.4 billion or 52.9% of the Bank's total gross loan portfolio consisted of single-family residential loans. The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation except for non-conforming loan size which would permit the sale of loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. Currently, the Bank originates approximately 90% of its single-family residential loans, with the balance originated by mortgage brokers with whom the Bank is familiar, who originate loans on behalf of the Bank using the Bank's loan documents. Such loans (which generally conform except for the size of the loans with FHLMC and FNMA resale requirements) are originated and underwritten in accordance with the Bank's underwriting policies.

    Although the Bank had historically not been an active purchaser of single-family residential loans, during 1997, the Bank established People's Preferred Capital Corporation ("PPCC") as a real estate investment trust ("REIT") and leveraged the capital generated from its offering through wholesale purchases of an aggregate of $408.8 million of single-family residential loans. Such purchases significantly increased the size of the Bank's residential mortgage portfolio. Similarly, in 1998, the Bank leveraged the proceeds raised from the Company's public offering through wholesale purchases of $821.7 of single-family residential loans. During 1999, the Bank purchased $180.9 million of single-family residential loans and during 2000, the Bank purchased $324,000 of single-family residential loans. As the Bank has been able to increase its loan originations, management has replaced its wholesale loan purchases with loans which have been originated internally.

    The Bank currently offers fixed-rate single-family residential loans with terms of 15 or 30 years. Such loans are amortized on a monthly basis with principal and interest due each month. At December 31, 2000, the Bank had $782.7 billion or 57.7% of fixed-rate single-family residential loans in its single-family residential portfolio.

    Since the 1980's, the Bank has also offered a variety of adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms. Presently, the Bank offers a "5/1 Product," in which the loan is fixed at origination for a five year period, after which the interest rate adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 42.3% of the single-family residential loans in the Bank's single-family residential loan portfolio at December 31, 2000 had adjustable interest rates.

    Under prior management, the Bank's adjustable-rate loans were tied to COFI, which does not adjust as rapidly to changes in interest rates as the U.S. Treasury constant comparable maturity index now utilized by the Bank. The Bank has discontinued the use of COFI-based loans. At December 31, 2000, 20% of the Bank's adjustable-rate single-family loans were tied to COFI.

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

    The Bank is permitted under applicable law to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio). However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will generally lend up to 90% of the appraised value of the property securing a single-family residential loan. However, the Bank generally obtains private mortgage insurance on the principal amount that exceeds 80% of the appraised value of the security property. For properties with an appraised value in excess of $400,000, the Bank will generally not lend in excess of 80%. At December 31, 2000, approximately $27.3 million or 2.0% of the Bank's single-family residential loans had loan-to-value ratios in excess of 80% and did not have private mortgage insurance. In addition, as of such date, the Bank's single-family residential loans had a weighted average loan-to-value ratio of 57.9%.

    In 1997, the Bank sold the servicing rights both with respect to substantially all of its residential mortgage loans as well as the residential mortgage loans which the Bank was servicing for others to Temple Inland Mortgage Corporation (the "Residential Servicing Agent"), a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party. The sale of loan servicing was predicated upon new management's determination that it was costly and inefficient for the Bank to service a varied collection of loan products which it no longer offered. The Bank recognized a gain on sale of $3.2 million during 1997 with respect to the Bank's loans serviced for others and an additional $5.3 million, related to the Bank's mortgage loans, which was deferred and is being recognized over the estimated lives of the related loans.

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

    MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 2000, the Bank had an aggregate of $300.0 million and $477.3 million invested in multi-family and commercial real estate loans, respectively, or 11.7% and 18.6% of the gross loan portfolio, respectively. The Bank has generally targeted higher quality, smaller commercial real estate loans with principal balances of up to $5.0 million. In originating such loans, the Bank relies on relationships it has developed with brokers, correspondents and mortgage brokers.

    The Bank's portfolio of multi-family loans are secured by multi-family properties of five units or more, while the Bank's commercial real estate loans are secured by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed-use commercial properties, mobile home parks, nursing homes, hotels and motels. Substantially all of these properties are located in California. The Bank will presently originate these loans for terms of up to 10 years based upon a 20 to 25 year loan amortization period and up to 15 years for loans amortized over a period of 15 years or less. The Bank will originate these loans on an adjustable-rate basis, based on the ten year U.S. Treasury index of constant comparable maturities. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is 75%. As part of the criteria for underwriting commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.20 or more. It is also the Bank's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through secondary collateral and personal guarantees from the principals of the borrowers.

    During 2000, the Bank originated and purchased $152.1 million in multi-family residential and commercial real estate loans, compared to $266.1 million during 1999. The decrease of $114.0 million was primarily due to market conditions and competition. Non-performing multi-family residential and commercial real estate loans at December 31, 2000 and 1999 were $4.5 million and $577,000, respectively. The increase in 2000 was the result of a delinquency in one commercial real estate loan totaling $4.0 million. As a result, the ratio of non-performing multi-family residential and commercial real estate loans to gross multi-family residential and commercial real estate loans increased to 0.58% at December 31, 2000, compared to 0.08% at December 31, 1999.

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

    COMMERCIAL BUSINESS AND CONSUMER LOANS. The Bank is placing increased emphasis on the development of commercial business and consumer lending programS within the areas serviced by its branches. Toward that end, during 1998 and 1999 the Bank hired over 25 individuals with significant expertise in commercial and consumer credit administration and lending. Except for loans secured by deposits, the Bank did not engage in this type of lending activity prior to 1996. During the years ended December 31, 2000, 1999 and 1998, the Bank originated $268.6 million, $362.5 million and $94.0 million, respectively, of commercial business and consumer loans including loans secured by deposits, which amounted to 63.1%, 43.7% and 15.5% of total originations during such respective periods. In addition, during January 2000, the Bank, through the Bank of Hollywood acquisition, added $23.6 million of commercial business loans and consumer loans to its loan portfolio. During 2000, the Bank originated, purchased and acquired $292.3 million in commercial business and consumer loans, compared to $362.7 million during 1999. The decrease of $70.4 million was primarily due to market conditions and competition. The Bank's non-performing commercial business and consumer loans at December 31, 2000 and 1999 were $5.6 million and $270,000, respectively. The increase was primarily the result of a delinquency in one participation in a syndicated loan totaling
$2.7 million. As a result, the ratio of non-performing commercial and consumer loans to gross commercial and consumer loans increased to 1.31%, at December 31, 2000, compared to 0.08% at December 31, 1999. In January 2000, the Company chose to discontinue its participation in syndicated loans and to focus solely on local originations.

    The Bank is originating and intends to originate commercial business loans including working capital lines of credit, inventory and accounts receivable loans (including a specialized accounts receivable loan product for small business), equipment and other asset-based financing (including equipment leases), term loans and loans guaranteed by the Small Business Administration ("SBA"). Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 75% or less. Loan terms may vary from one to seven years. The interest rates on such loans are generally variable and are indexed to the Wall Street Journal ("WSJ") Prime Rate, plus a margin.

    The Bank intends to grow its SBA lending business, on which loans are guaranteed up to certain levels by the SBA. The SBA-guaranteed loans bear adjustable-rates tied to the lowest published WSJ prime rate, adjusted quarterly, plus a margin, which depends on the term of the loan. The loans generally have amortization schedules of seven to 25 years, depending on the purpose of the loan. Each loan is reviewed by the SBA and, depending on the size of the loan and the proposed use of proceeds, the SBA establishes what percentage of the loan it will guarantee. The guarantee cannot exceed 80% of the loan or $750,000, whichever is less. The guarantee applies not only to the principal, but also covers accrued interest, foreclosure costs, legal fees and other expenses. The Bank has obtained preferred lender status, which permits it to underwrite and close such loans much more promptly. At December 31, 2000, approximately $12.6 million of the Bank's $160.9 million in commercial business loans were comprised of SBA loans. During November and December 2000, the Bank sold $9.3 million of the guaranteed portion of its SBA loans recognizing a gain of $418,000 during the fourth quarter 2000.

    The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank offers home equity loans and lines of credit and automobile and also offers overdraft protection and unsecured lines of credit. At December 31, 2000, home equity loans and lines amounted to $33.2 million. On owner-occupied homes, these loans and lines are originated by the Bank for up to 80% of the first $500,000 of appraised value, plus 75% of the value from $500,001 to $1,000,000, plus 60% of the value from $1,000,001 to $1,500,000, less the amount of any prior liens on the property. For non-owner occupied properties, the Bank will lend up to 70% of the first $400,000 of appraised value, plus 60% of the value from $400,001 to $1,000,000, less the amount of any prior liens on the property. Home equity loans and lines of credit have a maximum term of 25 years and carry variable interest rates. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage).

    The Bank also originates loans secured by new and used automobiles, primarily through an indirect lending program with automobile dealers. The maximum term for the Bank's automobile loans is 84 months for a new luxury car loan and 72 months for a used luxury car loan. For all other models, the maximum term is 72 months for new vehicles and 60 months for used vehicles. The Bank will lend up to 100% of the purchase price on new car loans with a purchase price of $25,000 or more, and up to 80% for new and used vehicles (up to five years). On used vehicles, the Bank will finance up to 80% of the lower of the total purchase price or 100% of the Kelley Blue Book Value. The Bank requires all borrowers to maintain automobile insurance with the Bank named as loss payee. The Bank had $3.8 million and $2.6 million of direct automobile loans in its loan portfolio at December 31, 2000 and December 31, 1999, respectively. During 1998, the Bank hired an individual with significant experience to manage the Bank's indirect automobile-lending program. As a result, the Bank has increased its originations of indirect automobile loans. The Bank currently originates such loans through approximately 61 dealers, all of which are located in California. Management believes that less than 10% of the Bank's indirect automobile loan portfolio at December 31, 1999 consisted of loans made to "subprime" borrowers at the time of origination, less than 10% of current originations are being made to such "subprime" borrowers. The Bank had $226.1 million and $178.0 million of indirect automobile loans in its loan portfolio at December 31, 2000 and December 31, 1999, respectively. Indirect automobile loans 30 days or more delinquent (net of repossessions) were 3.5% and 0.98%, at

December 31, 2000 and December 31, 1999, respectively. The 2.5% increase in delinquencies is primarily due to the growth in the indirect auto loan portfolio and the seasoning of the portfolio.

    Commercial business and consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer-lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. The Bank believes that the generally higher yields earned on commercial business and consumer loans compensate for the increased credit risk associated with such loans and the Bank intends to continue to offer such loans in order to provide a full range of services to its customers.

ASSET QUALITY

    GENERAL. The Bank's loan review function is carried out through an internal asset review process which is supplemented on a quarterly basis by loan reviews conducted by an unaffiliated firm. The Bank maintains an Internal Asset Review Committee and Loan Review Department and maintains updated loan underwriting, credit, collection and monitoring procedures. Management initiated a policy to take title to non-performing assets as promptly as practicable and improve the properties physical condition where appropriate so that marketing efforts may be commenced. In the case of commercial properties, management takes steps to enhance net operating income with respect to its properties in order to command a better sales price. The Bank's future results of operations will be significantly affected by its ability to continue to maintain its reduced level of non-performing assets without incurring additional material losses.

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

    With respect to commercial loans, a trial balance is updated weekly, and those accounts that are identified as being past the due date are assigned to staff to begin the collection process. With respect to commercial loans, delinquent reports and a listing of those accounts for which a Notice has been issued are sent to senior management and to provide advance information as to potential problems which may fall under their Department in the coming quarter. Generally when an account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

    NON-PERFORMING ASSETS. Residential mortgage loans are foreclosed upon or otherwise the ownership of properties securing such residential mortgage loans are comparably converted as they come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments.

    All commercial loans held in the Bank's portfolio are reviewed on a regular basis to determine any potential problems. Monthly committee meetings are held to identify problem assets and to set forth a strategy for the mitigation of loss and the resolution of the problem. Loans are placed on non-accrual status if management has substantive doubts about payment in full of both principal and interest, or if principal and interest is contractually in default for a period of 90 days or more. The Bank provides an allowance for the loss of previously accrued but uncollected interest on all non-accrual loans. Typically, after a collection problem has necessitated the issuance of a Notice, the Bank will review and recommend the selection and an appointment of a receiver. The Bank's current policy is to have a receiver appointed at the expiration of the Notice, which is 10 days after issuance, unless some type of formal, written agreement with the borrower has been arranged.

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

    REAL ESTATE OWNED. Real estate acquired through foreclosure is carried at the estimated fair value less estimated selling expenses at the date of transfer. A loan charge-off is recorded for any writedown in the loan's carrying value to fair value at the date of transfer. Real estate loss provisions are recorded if the properties' estimated fair value subsequently declines below the value determined at the recording date. At acquisition, costs relating to development, improvement and selling the property are charged against a real estate owned allowance. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

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

    TROUBLED DEBT RESTRUCTURING. A loan constitutes a troubled debt restructuring ("TDR") if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Among other things, a TDR involves the modification of terms of the loan, including a reduction of the interest rate, an extension of the maturity date at a stated interest rate lower than the current market for new loans with similar risk, a reduction of the face amount of the loan or a reduction of accrued interest. The Bank provides an allowance for the loss of previously accrued but uncollected interest on TDR's, as well as non-accrual loans. Currently, the Bank's TDR's consist of loans collateralized by single-family and multi-family residential properties. The majority of these restructurings were entered into during the early 1990's when economic conditions in California were severely depressed or in conjunction with damage to the collateral properties caused by the Northridge earthquake. Management's decision to provide such restructurings was based upon both an internal assessment of the situation and a consensus of other lenders in California who believed that this resolution would be the most effective mitigating measure. Management considers all loans formerly treated as TDR's to be impaired loans in the year of restructuring. Generally, such loans, as well as those previously placed on non-accrual status, are returned to accrual status when the borrower has had a period of repayment performance for twelve consecutive months.

    The Bank's management has aggressively focused on problem asset rehabilitation, and has undertaken a number of initiatives in this area. The Bank has established an Internal Asset Review Committee, which is comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer, the Senior Credit Administration Officer and the Loan Review Officer. The Committee meets at least monthly and monitors the Bank's assets to ensure proper classification. All multi-family, commercial real estate and commercial assets in excess of $500,000, regardless of performance, are reviewed at least once each year. Assets that are classified as special mention are reviewed every six months and those assets classified as substandard are reviewed every three months and, if collateral dependent, a market value analysis is performed on the property to determine whether valuation allowances are required. Loans that are non-performing, subject to workout or forbearance or classified substandard are monitored and managed by the Senior Credit Administration Officer. Assets that are foreclosed and become real estate owned continue to be managed by the Senior Credit Administrator through resolution.

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

    At December 31, 2000, the Bank's securities portfolio consisted of $185.2 million of mortgage-backed securities, $181.4 million of which were classified as available-for-sale and $3.8 million of which were classified as held-to-maturity, $36.0 million of U.S. Government agency obligations, $216.8 million of investment-grade trust preferred securities (BBB or higher), $56.7 million of SBA certificates and other asset backed securities and $11.7 million of non-investment-grade trust preferred securities (BB or under). Of the Bank's total investment in mortgage-backed securities at December 31, 2000, $16.2 million consisted of Government National Mortgage Association ("GNMA") certificates, $24.1 million consisted of FNMA certificates, $128.6 million consisted of non-agency certificates and $16.3 million consisted of FHLMC certificates. Of the $185.2 million of mortgage-backed securities at December 31, 2000, $88.5 million consisted of fixed-rate securities and $96.7 million consisted of adjustable-rate securities. Of the Bank's
$36.0 million of U.S. Government and federal agency obligations at December 31, 2000, none were scheduled to mature within one through five years thereof, $36.0 million were scheduled to mature after five through ten years thereof and none were scheduled to mature after ten years. Of the Bank's $185.2 million of mortgage-backed securities available-for-sale as well as held-to-maturity at December 31, 2000, none were scheduled to mature within one year thereof, $63.4 million were scheduled to mature after one through five years thereof, $27.2 million were scheduled to mature after five through ten years thereof and $94.6 million were scheduled to mature after ten years. The Bank's aggregate securities portfolio decreased by $269.9 or 34.8% during 2000 and decreased by $235.0 or 23.2% between 1998 and 1999. At December 31, 2000 the aggregate securities portfolio amounted to $506.4 million.

    Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

    The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $275,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

    DEPOSITS. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include passbook accounts, checking accounts, money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 30 days to five years and individual retirement accounts.

    The Bank's deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Although the Bank has in the past utilized the services of deposit brokers to attract out-of-market, institutional certificates of deposit, the Bank has allowed such brokered deposits to run off as they mature and is not accepting any new brokered deposits.

    BORROWINGS. The Bank obtains fixed short-term advances from the FHLB of San Francisco upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of San Francisco advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and investment securities or lending activities and have been collateralized with a pledge of loans, securities in the Bank's portfolio or any mortgage-backed or investment securities purchased.

    Advances from the FHLB of San Francisco are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000, the Bank had total FHLB of San Francisco advances of $871.0 million at a weighted average interest rate of 6.19%, all of which matures between years 2002 and 2008. FHLB advances decreased by $252.7 million during 2000. Certain of these advances have call provisions.

    The Bank has relied less on obtaining funds from the sale of securities to investment dealers under reverse repurchase agreements. At December 31, 2000, reverse repurchase agreements amounted to $133.1 million, as compared to $381 million and $364 million at December 31, 1999 and 1998, respectively. As of December 31, 2000, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements was 1.5 years compared to 2.4 years at December 31, 1999 and 3.73 years at December 31, 1998, and such reverse repurchase agreements had a weighted average interest rate of 7.02% compared to 5.85% and 5.61% at December 31, 2000, 1999 and 1998, respectively. In a reverse repurchase agreement transaction, the Bank will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (which range in maturity from overnight to ten years) at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Bank has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Bank's securities in the normal course of their operations. However, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Bank. Reverse repurchase agreements represent a competitive cost short-term funding source for the Bank. Nevertheless, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, the Bank only deals with large, established U.S. investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than sales of securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements.

    In December, 1999, the Company secured a $10 million line of credit from a third-party commercial bank for working capital purposes and to fund the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. The line was repaid in July 2000 and matured in November 2000.

    In July 2000, the subsidiary trust, a subsidiary of the Company, issued $309,000 of 11.045% common securities to the Company and $10,000,000 of 11.045% preferred securities in a private placement transaction. In connection with the subsidiary trust's issuance of the common securities and the preferred securities, the Company issued to the subsidiary trust $10,309,000 principal amount of its 11.045% junior subordinate notes, due July 2030 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. The Company's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

    On November 21, 2000, the Bank established a $5.0 million Federal Funds line with Wells Fargo Bank. This is an uncommitted line and is intended to support short-term liquidity.

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

BANK SUBSIDIARIES

    The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is primarily for community development purposes. In addition, the Bank is permitted to make an unlimited investment in one or more operating subsidiaries, which are permitted to engage only in activities that the Bank may undertake directly. PPCC is such an operating subsidiary of the Bank. As of December 31, 2000, the Bank maintained one operating subsidiary, four direct service corporations and one indirect service corporation subsidiary. At December 31, 2000, the Bank's investment in its five service corporation subsidiaries amounted to $40.1 million in the aggregate.

    PPCC was established as an operating subsidiary of the Bank in 1997 to acquire, hold and manage primarily mortgage assets and to operate in a manner so as to quality as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1997. In October 1997, PPCC commenced its operations upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share. The Series A Preferred Shares are traded on the Nasdaq National Market under the symbol "PPCC."

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

    FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Gramm-Leach-Bliley Act, permits a financial holding company to engage in a full range of financial activities. The qualification requirements and the process to be treated as a financial holding company requires that all the subsidiary banks at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

    Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be "financial in nature": (a) lending, trust and other banking activities; (b insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

    In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

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

    The Bank's Tier-1 risk-based capital ratio was 10.50%, its leverage capital ratio was 6.82% and its total risk-based capital ratio was 11.47% at December 31, 2000, without consideration of regulatory assistance amounts.

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

    PROMPT CORRECTIVE ACTION. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2000, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

    ENFORCEMENT POWERS. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss, restrict the growth of the institution and rescind agreements and contracts.

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

    QUALIFIED THRIFT LENDER TEST. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. A savings association may qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code. As of December 31, 2000 the Bank's QTL percentage was 64.9%.

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

    Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes "well capitalized," "adequately capitalized" and "undercapitalized", which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. For the twelve months ended December 31, 2000, the average SAIF and BIF assessment rate was 0.05%. The SAIF and BIF rate is based on quarterly bank deposits.

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

    METHOD OF ACCOUNTING. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

    BAD DEBT RESERVES. The Bank uses the specific chargeoff method in computing its bad debt deduction. Under this method, deductions may be claimed only and to the extent that loans become wholly or partially worthless.

    MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. NOLs can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2000, the Company had an alternative minimum tax credit carryforward of approximately $2.0 million.

    NET OPERATING LOSS CARRYFORWARDS. The Code allows net operating losses ("NOLs") for tax years beginning before August 5, 1997 to be carried back and deducted from taxable income for three preceding taxable years and carried forward and deducted from taxable income for fifteen succeeding taxable years. For taxable years beginning after August 5, 1997, NOLs can be carried back and deducted from taxable income for two preceding taxable years and carried forward and deducted from taxable income for twenty succeeding taxable years. The Company had federal tax NOLs of approximately $149.1 million at December 31, 2000.

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

    The Company's 1992 recapitalization (the "1992 recapitalization") resulted in an ownership change within the meaning of Section 382 of the Code (the "1992 Ownership Change"). The 1992 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize its NOLs in any one year of approximately $7.7 million. At December 31, 2000, the Company had $17.2 million of NOLs which were created prior to the 1992 Ownership Change.

    Similarly, the Company's public offering resulted in a second ownership change within the meaning of Section 382 of the Code (the "1998 Ownership Change"). The 1998 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize any NOLs created prior to the 1998 Ownership Change but after the 1992 Ownership Change in any one year of approximately $21.3 million. At December 31, 2000, the Company had $117.0 million of NOLs which were created prior to the 1998 Ownership Change but after the 1992 Ownership Change.

    TREATMENT OF RIGHTS. KPMG LLP has issued an opinion to the Company and the Bank to the effect that, for federal income tax purposes, the Rights (as defined and described under Item 3. Legal Proceedings) evidenced by the terms of the Shareholder Rights Agreement (as defined and described under Item 3. Legal Proceedings) should be treated as stock of the Company for purposes of Sections 382(e), 311(a) and 305(a) of the Code. Thus, the Company should recognize no gain or loss on the distribution of the Rights to the Material Stockholders (as defined therein) with respect to their ownership of Company's common stock. In addition, the Bank should not recognize gain or loss on the Company's distribution of the Rights to the Material Stockholders. Finally, the amount of value taken into account for purposes of determining the annual Section 382 limitation should include the value of the Rights. Despite the Company's receipt of the foregoing opinion from KPMG LLP, such opinion is not binding on the Internal Revenue Service ("IRS") and no assurance can be made that the IRS will treat the Shareholder Rights Agreement as stock of the Company for federal income tax purposes.

    STATE TAXATION. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporation (but generally not paid by banks or financial corporations such as the Bank); however, the total rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six-year weighted average loss experience method. The Company had no state tax NOLs at December 31, 2000.

ITEM 2. PROPERTIES

    The following table sets forth certain information with respect to the Company's offices at December 31, 2000.

                                               LEASE/OWNED LEASE
                               -------------------------------------------------
                                                               NET BOOK VALUE OF
                                                                  PROPERTY AT
                                      EXPIRATION DATE            DECEMBER 31,      TOTAL DEPOSITS AT
OFFICE LOCATION                   (DOLLARS IN THOUSANDS)             2000          DECEMBER 31, 2000
---------------                -----------------------------   -----------------   -----------------
EXECUTIVE OFFICE (AND
  BRANCH):

LOS ANGELES                               Leased                    $ 1,720           $   33,230
5900 Wilshire Blvd.                       04/2006
1st, 3rd, 15th and 16th             Option: 1-5 years
  Floors
Los Angeles, CA 90036

BRANCH OFFICES:

NORTH HOLLYWOOD                           Leased                        299              152,413
6350 Laurel Canyon Blvd.                  09/2009
North Hollywood, CA 91606           Option: 2-5 years

LONG BEACH                                Leased                        298               50,236
525 East Ocean Blvd.                      02/2010
Long Beach, CA 90802                Option: 1-10 years

BEVERLY HILLS                             Leased                        100              130,986
9100 Wilshire Blvd.                       03/2010
Beverly Hills, CA 90212             Option: 1-5 years

ORANGE                                    Leased                         41               62,358
216 E Chapman Avenue                      12/2001
Orange, CA 92866-1506               Option: 2-5 years

PACIFIC PALISADES                         Leased                        177               78,494
15305 Sunset Blvd.                        12/2006
Pacific Palisades, CA 90272        Option: 1 - 10 years

MONTEBELLO                                Leased                        111              105,006
1300 W Beverly Blvd.                      08/2003
Montebello, CA 90640               Option: 1 - 10 years

GARDEN GROVE                               Owned                        122               81,025
12112 Valley View
Garden Grove, CA 92845

                                               LEASE/OWNED LEASE
                               -------------------------------------------------
                                                               NET BOOK VALUE OF
                                                                  PROPERTY AT
                                      EXPIRATION DATE            DECEMBER 31,      TOTAL DEPOSITS AT
OFFICE LOCATION                   (DOLLARS IN THOUSANDS)             2000          DECEMBER 31, 2000
---------------                -----------------------------   -----------------   -----------------
SIMI VALLEY                               Leased                        118              110,072
1445 Los Angeles Ave.                     01/2002
Simi Valley, CA 93065              Option: 1-30 months
                                  followed by 3-5 years

SYLMAR                                    Leased                        109               58,609
13831 Foothill Blvd.                      09/2002
Sylmar, CA 91342                    Option: 2-10 years

BUENA PARK                                Leased                         93              149,800
5470 Beach Blvd.                          12/2004
Buena Park, CA 90621                Option: 3-5 years

WOODLAND HILLS                             Owned                      2,245               21,323
21919 Erwin Street
Woodland Hills, CA 91367

ENCINO                                     Owned                      1,759               30,931
16820 Ventura Blvd.
Encino, CA 91436

BEVERLY/SERRANO                           Leased                        122               45,165
4500 W. Beverly Blvd.                     01/2006
Los Angeles, CA 90004               Option: 2-5 years

TARZANA                                   Leased                        164              102,902
19500 Ventura Blvd.                       10/2002
Tarzana, CA 91356

BURBANK                                   Leased                        313              163,836
240 North San Fernando Road               09/2005
Burbank, CA 91502                   Option: 1-5 years

NO. IRVINE                                Leased                        141               22,361
4860 Irvine Blvd.                         12/2010
Irvine, CA 92620                    Option: 1-20 years

SANTA CLARITA                              Owned                        215               73,859
26425 Sierra Highway
Santa Clarita, CA 91321

VENTURA                                   Leased                         69               71,598
996 South Seaward Ave.                    10/2001
Ventura, CA 93001                   Option: 1-3 years

CALABASAS                                 Leased                        140               88,722
23642 Calabasas Road, Bldg 2              03/2007
Calabasas, CA 91302

IRVINE                                    Leased                        187               69,127
15475 Jeffrey Road                        10/2005
Irvine, CA 92620-4102

                                               LEASE/OWNED LEASE
                               -------------------------------------------------
                                                               NET BOOK VALUE OF
                                                                  PROPERTY AT
                                      EXPIRATION DATE            DECEMBER 31,      TOTAL DEPOSITS AT
OFFICE LOCATION                   (DOLLARS IN THOUSANDS)             2000          DECEMBER 31, 2000
---------------                -----------------------------   -----------------   -----------------
BANK OF HOLLYWOOD--HOLLYWOOD              Leased                        453               70,779
6930 Hollywood Blvd.                      12/2001
Los Angeles, CA 90028               Option: 2-5 years

BANK OF HOLLYWOOD--TOLUCA                 Leased                        332               44,585
  LAKE                                    05/2001
10100 Riverside Drive               Option: 2-5 years
Toluca Lake, CA 91602

FAIRFAX                                   Leased                         84               85,693
145 South Fairfax Avenue                  11/2002
Los Angeles, CA 90036               Option: 1-5 years

WESTMINSTER                               Leased                         94               25,116
15555 Brookhurst Street                   09/2005
Westminster, CA 92683               Option: 1-5 years

SAN PEDRO                                  Owned                        734              104,969
28110 South Western Avenue
San Pedro, CA 90732
                                                                    -------           ----------
                                                                    $10,240           $2,033,195
                                                                    =======           ==========

    In addition to the foregoing branch office locations, the Bank currently operates 47 ATMs at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

    Except with respect to the Goodwill Litigation, the Ancillary Litigation, and the Shareholder Litigation, each of which is defined and discussed below, neither the Company nor the Bank is involved in any legal proceedings which are material to the Company. The Bank is involved in routine legal proceedings from time to time which arise in the normal course of its business.

THE GOODWILL LITIGATION

    GENERAL. On January 28, 1993, the Company, the Bank and certain current and former stockholders of the Company (collectively, the "Plaintiffs") filed a complaint against the United States in the United States Court of Federal Claims ("Court of Claims") seeking damages for breach of contract and for deprivation of property without just compensation and without due process of law. The Company's and Bank's allegations in the complaint arose out of the abrogation of certain contractual promises made to the Company and to the Bank, by the Federal Home Loan Bank Board (the predecessor to the OTS) and the Federal Savings and Loan Insurance Corporation ("FSLIC") (the federal fund which previously insured the deposits of savings institutions) in exchange for the Company's agreement to acquire and to operate the Bank, which was then a failed thrift institution. One of the current stockholders of the Company, Arbur, Inc. ("Arbur") is also a plaintiff in the case, which is entitled SOUTHERN CALIFORNIA FEDERAL SAVINGS AND LOAN ASSOCIATION, ET AL. V. UNITED STATES, No. 93-52C (the "Goodwill Litigation"). The Plaintiffs' claims arose from changes, mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing the Bank's regulatory capital. As discussed below, the Goodwill Litigation was stayed pending the resolution on appeal of several cases which present issues similar to those presented by the Goodwill Litigation.

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

    The Court of Claims issued a Case Management Order ("CMO") in all of the Winstar Cases, including the Goodwill Litigation. The CMO sets forth procedures for all of the plaintiffs and the defendant, the United States, to follow relating to the exchange of documents, filing of partial summary judgment motions with respect to liability only, discovery on damages issues and the timing of all of the Winstar Cases being set for trial. Pursuant to the CMO, the Company and the Bank filed a motion for partial summary judgment as to the Government's liability to them for breach of contract. The Government's response thereto appears to concede that there was a contract allowing the Bank to apply the Capital Credit to regulatory capital and that, by enacting FIRREA, the Government acted inconsistently with that contract. The Government still maintains that it does not have liability with respect to the Bank's
$79.7 million of GAAP goodwill. Furthermore, the Government contends that only the Bank and not the Company nor the other Plaintiffs have standing to pursue breach of contract claims. The Court of Claims has not yet ruled on this motion for partially summary judgement.

    The amount of damages the Plaintiffs have suffered as a result of the Government's breach of contract has not yet been determined. In addition, although the decision of the Supreme Court in the Winstar Cases has been rendered, there can be no assurance that the court will not reach a different conclusion in the Goodwill Litigation. To date, there have been no material substantive settlement discussions to resolve the Goodwill Litigation by and among the Company, the Bank and the Government and, although a trial judge has been assigned, no trial date has been set.

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

    In May 1997, Ariadne filed a lawsuit against the Company, the Bank, the Company's former stockholders and Arbur seeking damages and a constructive trust based upon causes of action for breach of contract; anticipatory breach of contract; breach of fiduciary duty; fraud; negligent misrepresentation, and mistake of fact. Ariadne was a preferred stockholder in the Company and the Bank which subordinated its interest as part of the 1992 recapitalization of the Company to the new investors, the Trustees of the Estate of Bernice Pauahi Bishop (the "Bishop Estate"), BIL Securities (Offshore) Limited ("BIL Securities") and Arbur (collectively, the "Material Stockholders"), and then consented to the redemption of all of its stock for approximately $50,000 as part of the 1995 recapitalization. Ariadne alleges that there was an oral and/or implied in fact contract between Ariadne and the defendants that Ariadne would have a right to a portion of any monetary damages awarded to the Company and the other individual defendants (but not the Bank) in the Goodwill Litigation, notwithstanding that Ariadne was not a named plaintiff in the action. Ariadne further alleges that when it agreed to have its stock redeemed, it was misled as to its right relating to participation in any recovery from the Goodwill Litigation and the value of its stock and investment in the Company and the Bank as a result of such Goodwill Litigation. In August 1998, Ariadne named the Bishop Estate and BIL Securities and certain affiliateS of BIL Securities as defendants in this lawsuit. In June 1999, Ariadne amended its complaint to include Ariadne's parent company as a plaintiff and to allege additional causes of action against the defendants. Ariadne's amended complaint seeks damages in an amount not specified but in excess of $63 million. Subject to Ariadne's right to appeal, Bishop Estate and BIL Securities have been dismissed from the action. The Company and the Bank (by demurrer and summary judgement) successfully eliminated all but one of Ariadne's causes of action against them. However, these rulings are subject to appeal by Ariadne. The Company and the Bank intend to continue to defend this action vigorously. For purposes of the Shareholder Rights Agreement, discussed below, the Ariadne lawsuit against the Company and the Bank, among others, is considered to be "Ancillary Litigation".

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

THE SHAREHOLDER RIGHTS AGREEMENT

    GENERAL. The Company, the Bank and each of the Material Stockholders (i.e., the Bishop Estate, BIL Securities and Arbur) have entered into an agreement (the "Shareholder Rights Agreement"), the effective date of which was the commencement of the Company's public offering, whereby each

Material Stockholder received one Contingent Goodwill Participation Right (each a "Right" and collectively, the "Rights") for each share of Common Stock held by the Material Stockholder as of the date of the Shareholder Rights Agreement.

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

THE SHAREHOLDER LITIGATION

    Following the Company's public announcement of the proposed acquisition of the Company by FBOP Corporation, three purported class action lawsuits were filed by stockholders of the Company against the Company, the Bank, FBOP and certain present and former directors of the Company in the Court of Chancery of the State of Delaware (the "Shareholder Litigation"). The three lawsuits have been consolidated under the caption IN RE PBOC HOLDINGS, INC. SHAREHOLDERS LITIGATION, Cons. C.A. No. 18543 (the "Consolidated Action"). In addition to the Consolidated Action, another purported class action lawsuit was filed on March 1, 2001 by a stockholder of the Company, against the Company, the Bank, FBOP and certain present and former directors of the Company in the Court of Chancery of the State of Delaware under the caption ELLIOT WOLFSON V. PBOC HOLDINGS, INC., ET AL. THE ("Wolfson Action"). The complaints in the Consolidated Action and the Wolfson Action generally allege that the directors of the Company, aided and abetted by FBOP, breached their fiduciary duties in connection with their approval of the proposed acquisition. Plaintiffs purport to seek, among other things, (i) an order enjoining the proposed acquisition;
(ii) rescission of the acquisition in the event that it is consummated; and/or
(iii) damages. The plaintiffs in the Wolfson Action also have filed a motion for a preliminary injunction to stop the proposed merger from going forward. The defendants in the Consolidated Action and the Wolfson Action intend to defend the actions vigorously. See Exhibit 99.2 for the amended complaint filed in the Consolidated Action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PBOC" since the Company's initial public offering in May 1998. At March 7, 2001, the Company had approximately 30 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,883,705 outstanding (excluding treasury stock) shares of Common Stock. The following table sets forth for the quarters indicated the range of high and low bid information per share of Common Stock as reported by the Nasdaq National Market.

1998                                              HIGH       LOW
----                                            --------   --------
First Quarter.................................   $  --      $  --
Second Quarter................................   14.50      13.62
Third Quarter.................................   13.81       9.00
Fourth Quarter................................   10.75       8.00
Year..........................................   14.50       8.00

1999                                              HIGH       LOW
----                                            --------   --------
First Quarter.................................   10.53       8.75
Second Quarter................................   10.00       8.37
Third Quarter.................................   10.87       7.90
Fourth Quarter................................    9.87       7.66
Year..........................................   10.87       7.66

2000                                              HIGH       LOW
----                                            --------   --------
First Quarter.................................    9.88       8.25
Second Quarter................................    9.81       8.50
Third Quarter.................................    9.06       7.56
Fourth Quarter................................    9.59       5.94
Year..........................................    9.88       5.94

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

ITEM 6. SELECTED FINANCIAL DATA

    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

    The following selected historical consolidated financial and other data for the five years ended December 31, 2000 is derived in part from the audited consolidated financial statements of the Company. The selected historical consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the historical consolidated financial statements of the Company, including the related notes, included elsewhere herein.

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                      2000          1999          1998          1997         1996
                                                   -----------   -----------   -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
  Total assets...................................  $ 3,308,183   $ 3,398,228   $ 3,335,027   $2,213,054   $1,747,918
  Cash...........................................       35,421        19,337        22,166       14,113       14,720
  Cash equivalents...............................      122,200         2,245        24,235        7,004        7,200
  Securities available-for-sale..................      502,608       771,864     1,004,937      571,160      502,301
  Mortgage-backed securities held-to-maturity....        3,761         4,326         6,282        9,671       10,971
  Loans receivable, net..........................    2,474,699     2,462,837     2,148,857    1,533,212    1,141,707
  Real estate held for investment and sale,
    net..........................................          952           846         2,723       15,191       22,561
  Deposits.......................................    2,033,195     1,647,337     1,542,162    1,266,615    1,371,243
  Securities sold under agreements to
    repurchase...................................      133,061       381,109       364,000      340,788      192,433
  FHLB advances..................................      871,000     1,123,700     1,198,000      472,000       80,000
  Senior debt (1)................................           --            --            --       11,113       11,398
  Other borrowings (2)...........................       10,000         4,621            --           --           --
  Minority interest (3)..........................       33,250        33,250        33,250       33,250           --
  Stockholders' equity (4).......................      213,629       179,457       180,606       79,602       64,822

SELECTED OPERATING DATA:
  Interest and dividend income...................  $   252,272   $   230,428   $   180,873   $  130,979   $  122,896
  Interest expense...............................      177,962       161,677       140,358       97,205       90,791
                                                   -----------   -----------   -----------   ----------   ----------
  Net interest income............................       74,310        68,751        40,515       33,774       32,105
  Provision for loan losses......................        9,000         4,747         2,000        2,046        2,884
                                                   -----------   -----------   -----------   ----------   ----------
  Net interest income after provision for loan
    losses.......................................       65,310        64,004        38,515       31,728       29,221
  Gain (loss) on sale of mortgage-backed
    securities, net..............................       (8,218)       (3,217)        1,682        1,275        3,638
  Gain (loss) on loan and servicing sales, net...          557            49           613        3,413          (53)
  Income (loss) from other real estate
    operations, net..............................          (39)          513         1,479       (1,805)       1,946
  Other noninterest income.......................        3,924         2,547         2,662        2,234        2,593
  Operating expenses.............................       46,053        38,123        46,962       29,543       27,816
                                                   -----------   -----------   -----------   ----------   ----------
  Earnings (loss) before income tax benefit,
    minority interest and extraordinary item.....       15,481        25,773        (2,011)       7,302        9,529
  Income tax benefit.............................       19,562         4,500        16,390        4,499        3,015
                                                   -----------   -----------   -----------   ----------   ----------
  Earnings before minority interest and
    extraordinary item...........................       35,043        30,273        14,379       11,801       12,544
  Minority interest..............................        3,476         3,476         3,476          859           --
                                                   -----------   -----------   -----------   ----------   ----------
  Earnings before extraordinary item.............       31,567        26,797        10,903       10,942       12,544
  Extraordinary item-gain on sale of FHLB
    advances.....................................           --         6,678            --           --           --
                                                   -----------   -----------   -----------   ----------   ----------
  Net earnings...................................       31,567        33,475        10,903       10,942       12,544
  Dividends on preferred stock...................           --            --         2,160        7,340        6,555
                                                   -----------   -----------   -----------   ----------   ----------
  Net earnings available to common
    stockholders.................................  $    31,567   $    33,475   $     8,743   $    3,602   $    5,989
                                                   ===========   ===========   ===========   ==========   ==========
  Earnings per share basic and diluted before
    extraordinary item...........................  $      1.59   $      1.31   $      0.59   $     1.14   $     1.90
                                                   ===========   ===========   ===========   ==========   ==========
  Earnings per share, basic and diluted (5)......  $      1.59   $      1.63   $      0.59   $     1.14   $     1.90
                                                   ===========   ===========   ===========   ==========   ==========
  Weighted average number of shares
    outstanding..................................   19,877,415    20,487,111    14,793,644    3,152,064    3,152,064
                                                   ===========   ===========   ===========   ==========   ==========

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2000       1999       1998       1997       1996
                                                     --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
KEY OPERATING RATIOS: (6)
Return on average assets...........................     0.90%      0.97%      0.39%      0.57%      0.72%
  Proforma return on average assets, as adjusted
    (7)............................................     0.31       0.77       0.72       0.57       0.72
  Return on average equity.........................    15.89      19.49       7.79      15.37      22.00
  Proforma return on average equity, as adjusted
    (7)............................................     5.45      15.60      14.37      15.37      22.00
  Average equity to average assets.................     5.69       4.96       4.98       3.72       3.29
  Dividend payout ratio............................       --         --         --         --         --
  Average interest-earning assets to average
    interest-bearing liabilities...................   105.67     105.51     103.79     100.69     100.00
  Interest rate spread (8).........................     1.87       1.75       1.30       1.80       1.91
  Net interest margin (8)..........................     2.17       2.01       1.49       1.84       1.92
  Operating expenses to average assets.............     1.32       1.10       1.67       1.55       1.60
  Proforma operating expenses to average assets, as
    adjusted (7)...................................     1.32       1.10       1.12       1.55       1.60
  Efficiency ratio (9).............................    65.29      55.54     100.02      72.17      64.52
  Proforma efficiency ratio, as adjusted (7) (9)...    58.14      55.54      66.80      72.17      64.52

ASSET QUALITY DATA:
  Total non-performing assets and troubled debt
    restructurings (10)............................  $17,065    $10,494    $14,806    $33,123    $46,218
  Non-performing loans as a percent of loans,
    net............................................     0.50%      0.13%      0.40%      0.65%      1.60%
  Non-performing assets as a percent of total
    assets (10)....................................     0.40       0.12       0.34       1.05       2.21
  Non-performing assets and troubled debt
    restructurings as a percent of total assets
    (10)...........................................     0.52       0.31       0.44       1.50       2.64
  Allowance for loan losses as a percent of loans,
    gross..........................................     0.92       0.81       0.86       1.15       1.99
  Allowance for loan losses as a percent of non-
    performing loans (10)..........................   193.36     662.40     222.14     179.97     127.65
  Allowance for loan losses as a percent of non-
    performing loans and troubled debt
    restructurings (10)............................   147.48     218.19     156.39      89.84      90.30
  Net charge-offs to average loans, net............     0.33       0.11       0.05       0.63       0.95

BANK REGULATORY CAPITAL RATIOS:
  Tier 1 leverage..................................     6.82%      6.78%      6.30%      5.43%      4.57%
  Tier 1 risk-based................................    10.50      11.08      11.48      10.74       9.15
  Total risk-based.................................    11.47      11.96      12.36      11.99      10.38

--------------------------

(1) The senior debt was repaid in connection with PBOC's initial public offering.

(2) For the year ended December 31, 2000, reflects $10.0 million of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust solely junior subordinated deferrable interest notes of the Company (See Note 16 to the Financial Statements). For the year ended December 31, 1999, reflects $4.6 million line of credit (See Note 15 to the Financial Statements).

(3) Minority interest consists of the interest in People's Preferred Capital Corporation held by persons other than People's Bank of California.

(4) At December 31, 2000, 1999, 1998 and 1997, stockholders' equity is net of $35.4 million, $38.7 million, $13.6 million and $2.0 million of unrealized losses on securities available-for-sale, respectively.

(5) Based on a weighted average number of shares of common stock of 19,877,415, 20,487,111, 14,793,644, 3,152,064, and 3,152,064 for the years ended
    December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(6) With the exception of end of period ratios, all ratios are based on average daily balances during the respective periods.

(7) For the year ended December 31, 2000, earnings are fully tax-effected and exclude the effect of loss on investment securities and the income tax benefit recognized during the period and, for the year ended December 31, 1999, excludes effect of extraordinary item. For the year ended
    December 31, 1998, excludes effect of one-time initial public offering-related expenses.

(8) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(9) Efficiency ratio represents operating expenses as a percent of the aggregate of net interest income and non-interest income.

(10) Non-performing assets consist of nonaccrual loans and real estate owned. Nonaccrual loans are loans that PBOC has removed from accrual status because the loans are 90 or more days delinquent as to principal and/or interest or, in management's opinion, full collectibility of the loans is in doubt. Real estate owned consists of real estate acquired in settlement of loans. A loan is considered a troubled debt restructuring if, as a result of the borrower's financial condition, PBOC has agreed to modify the loan by accepting below market terms either by granting an interest rate concession or by deferring principal or interest payments. As used in this table, the term "troubled debt restructurings" means a restructured loan on accrual status. Troubled debt restructurings on nonaccrual status are reported in the nonaccrual loan category.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in "Item 8. Financial Statements and Supplementary Data" incorporated hereof.

GENERAL

    The Bank is a community-oriented savings bank which emphasizes customer service and convenience. As a part of its overall business strategy, the Bank has sought to develop a wide variety of products and services which meet the needs of its retail and commercial customers. On the asset side of the Bank's balance sheet, management is emphasizing commercial real estate, commercial business and consumer lending which complements the Bank's residential lending operations.

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

FINANCIAL CONDITION

    GENERAL. Total assets decreased by $90.0 million or 2.7% to $3.3 billion during the year ended December 31, 2000 and increased by $63.2 million or 1.9% during the year ended December 31, 1999. During the third quarter of 2000, the Bank took steps to improve its net interest margin and mitigate interest rate risk by selling $197.4 million of low yielding fixed rate securities and repaying short-term borrowings. In addition, the Bank continued to execute its strategy to expand its franchise by purchasing, in the Southern California area, two branches from another bank, with approximately $52.5 million in deposits, and acquiring The Bank of Hollywood, which had two branches with $157.4 million of assets and $145.1 million in deposits, in each case, as of the date of acquisition.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents (consisting of cash, federal funds sold, commercial paper, securities purchased under agreements to resell and time deposit accounts) amounted to $157.6 million and $21.6 million at December 31, 2000 and 1999, respectively. The increase of $136.0 million represents primarily an increase in federal funds sold, as part of management's strategy to increase liquidity. The Bank manages its cash and cash equivalents based upon the Bank's operating, investing and financing activities. The Bank generally attempts to invest its excess liquidity into higher yielding assets such as loans or securities. At December 31, 2000, the Bank's regulatory liquidity exceeded the minimum OTS requirements. See "Liquidity and Capital Resources."

    SECURITIES. At December 31, 2000, the Bank's securities portfolio (both held-to-maturity and available-for-sale) amounted to $506.4 million or 15.3% of the Company's total assets, as compared to $776.2 million or 22.8% at December 31, 1999. During the third quarter of 2000 the Bank took steps to improve its net interest margin and mitigate interest rate risk by selling $197.4 million of low yielding fixed rate securities.

    Although mortgage-backed securities often carry lower yields than traditional mortgage loans, such securities generally increase the credit quality of the Bank's assets because they have underlying insurance or guarantees, require less capital under risk-based regulatory capital requirements than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At December 31, 2000, $3.8 million of the Bank's securities portfolio was classified as held-to-maturity and reported at historical cost and $502.6 million of such portfolio was classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders' equity. Historically, the Bank has classified substantially all of its securities purchases as available-for-sale except for certain mortgage-backed securities which are qualifying for purposes of the Community Reinvestment Act of 1978, as amended ("CRA"). At December 31, 2000, the Bank's securities classified as available-for-sale had in the aggregate $35.4 million of unrealized losses, which represents a slight decrease from the $38.7 million of unrealized losses at December 31, 1999, with no other than temporary impairments.

    The following table sets forth information regarding the carrying and market value of the Bank's securities at the dates indicated.

                                                                AT DECEMBER 31,
                                      -------------------------------------------------------------------
                                             2000                  1999                    1998
                                      -------------------   -------------------   -----------------------
                                      CARRYING    MARKET    CARRYING    MARKET     CARRYING      MARKET
                                       VALUE      VALUE      VALUE      VALUE       VALUE        VALUE
                                      --------   --------   --------   --------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Available-for-sale (at market):
U.S. Government and federal agency
  obligations.......................  $ 36,001   $ 36,001   $ 34,202   $ 34,202   $   36,977   $   36,977
Investment-grade trust preferred
  obligations.......................   216,798    216,798    241,875    241,875      324,965      324,965
Mortgage-backed securities..........   181,402    181,402    421,439    421,439      584,515      584,515
SBA and asset backed securities.....    56,707     56,707     74,348     74,348       58,480       58,480
Non-investment-grade trust preferred
  obligations.......................    11,700     11,700         --         --           --           --
                                      --------   --------   --------   --------   ----------   ----------
                                      $502,608   $502,608   $771,864   $771,864   $1,004,937   $1,004,937
                                      ========   ========   ========   ========   ==========   ==========
Held-to-maturity:
Mortgage-backed securities..........  $  3,761   $  3,796   $  4,326   $  4,274   $    6,282   $    6,372
                                      ========   ========   ========   ========   ==========   ==========

    The following table sets forth the activity in the Bank's aggregate securities portfolio (both securities classified available-for-sale and held-to-maturity) during the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      2000         1999         1998
                                                    ---------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Securities at beginning of year...................  $ 776,190   $1,011,219   $  580,831
Purchases and acquisitions(1).....................     74,152      270,731    1,134,026
Sales.............................................   (280,661)    (322,040)    (513,159)
Repayments and prepayments, amortization
 /accretion of premiums/discounts.................    (66,591)    (158,625)    (178,842)
Decrease (increase) in unrealized losses on
 available-for-sale securities(2).................      3,279      (25,095)     (11,637)
                                                    ---------   ----------   ----------
Securities at end of year(3)(4)...................  $ 506,369   $  776,190   $1,011,219
                                                    =========   ==========   ==========

------------------------

(1) Includes $49.9 million acquired through the acquisition of The Bank of Hollywood.

(2) At December 31, 2000, the cumulative unrealized losses on securities classified as available-for-sale amounted to $35.4 million, which reduces stockholders' equity.

(3) At December 31, 2000, the book value and market value of the Bank's securities (including held-to-maturity and available-for-sale securities) amounted to $506.4 million and $506.4 million, respectively.

(4) At December 31, 2000, $331.2 million or 65.4% of the Bank's securities portfolio consisted of adjustable-rate securities, compared to $389.9 million or 50.2% and $501.1 million or 49.5% at December 31, 1999 and 1998, respectively.

    LOANS RECEIVABLE. Net loans receivable increased by $11.9 million, or 0.48% during the year ended December 31, 2000, and by $314.0 million, or 14.6%, during the year ended December 31, 1999. Loan originations during 2000 decreased to $425.4 million, compared to $828.8 million during 1999. In addition loan purchases and acquisitions decreased during 2000 to $90.7 million compared to $193.4 million during 1999 and $876.9 million during 1998. The significant increase during 1998, was directly attributable to management's strategy of leveraging the capital generated from the Company's public offering. The Bank purchased $191.6 million and $821.7 million of single-family residential mortgage loans in 1999 and 1998, respectively on a servicing retained basis. The Bank also increased its loan originations to $607.6 million in 1998 compared to $160.7 million in 1997. The decrease of $403.4 million in loan originations during 2000 was due to a combination of market conditions and competition.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                   DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                                2000                      1999                      1998                      1997
                       -----------------------   -----------------------   -----------------------   -----------------------
                                    PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                         AMOUNT       TOTAL        AMOUNT       TOTAL        AMOUNT       TOTAL        AMOUNT       TOTAL
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family
    residential......  $1,357,154       53%      $1,475,151       57%      $1,494,756       68%      $  953,701       61%
  Multi-family
    residential......     300,008       12          327,252       13          366,625       17          426,254       27
  Commercial real
    estate...........     477,314       19          420,919       16          206,402        9          135,407        9
  Land and other.....         704       --              847       --              880       --            5,896       --
                       ----------      ---       ----------      ---       ----------      ---       ----------      ---
    Total mortgage
      loans..........   2,135,180       84        2,224,169       86        2,068,663       94        1,521,258       97
                       ----------      ---       ----------      ---       ----------      ---       ----------      ---
Other loans:
  Commercial
    business.........     160,768        6          159,740        6           62,665        3           22,484        2
  Consumer...........     267,106       10          199,879        8           53,826        3            8,485        1
  Secured by
    deposits.........       1,343       --            1,918       --            3,537       --            2,287       --
                       ----------      ---       ----------      ---       ----------      ---       ----------      ---
    Total loans
      receivable.....   2,564,397      100%       2,585,706      100%       2,188,691      100%       1,554,514      100%
                       ==========      ===       ==========      ===       ==========      ===       ==========      ===
Less:
  Undistributed loan
    proceeds.........      67,427                    95,683                    17,152                     6,206
  Unamortized net
    loan discounts
    and deferred
    origination
    fees.............      (2,752)                    4,045                       814                    (6,859)
  Deferred gain on
    servicing sold...       1,333                     2,090                     2,971                     4,131
  Allowance for loan
    losses...........      23,690                    21,051                    18,897                    17,824
                       ----------                ----------                ----------                ----------
  Loans receivable,
    net..............  $2,474,699                $2,462,837                $2,148,857                $1,533,212
                       ==========                ==========                ==========                ==========

                            DECEMBER 31,
                       -----------------------
                                1996
                       -----------------------
                                    PERCENT OF
                         AMOUNT       TOTAL
                       ----------   ----------
                       (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family
    residential......  $  595,915       51%
  Multi-family
    residential......     453,064       39
  Commercial real
    estate...........     110,931       10
  Land and other.....       1,639       --
                       ----------      ---
    Total mortgage
      loans..........   1,161,549      100
                       ----------      ---
Other loans:
  Commercial
    business.........       3,523       --
  Consumer...........         988       --
  Secured by
    deposits.........       2,132       --
                       ----------      ---
    Total loans
      receivable.....   1,168,192      100%
                       ==========      ===
Less:
  Undistributed loan
    proceeds.........         473
  Unamortized net
    loan discounts
    and deferred
    origination
    fees.............       2,732
  Deferred gain on
    servicing sold...          --
  Allowance for loan
    losses...........      23,280
                       ----------
  Loans receivable,
    net..............  $1,141,707
                       ==========

    CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's total loan portfolio at December 31, 2000, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                             PRINCIPAL REPAYMENTS CONTRACTUALLY DUE OR REPRICING
                                                                        IN YEAR(S) ENDED DECEMBER 31,
                                     TOTAL AT     --------------------------------------------------------------------------
                                   DECEMBER 31,                                     2004-      2006-      2012-      THERE-
                                       2000         2001       2002       2003       2005       2011       2017      AFTER
                                   ------------   --------   --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:

  Single-family residential......   $1,357,154    $ 33,365   $ 34,067   $ 35,538   $ 78,157   $249,788   $329,188   $597,051

  Multi-family residential.......      300,008       7,067     13,414      6,253     17,076     94,887     77,034     84,277

  Commercial real estate.........      477,314      61,542     14,028      9,743     42,335    286,000     26,765     36,901

  Land...........................          704           5        699         --         --         --         --         --

OTHER LOANS:

  Commercial business............      160,768      96,465      7,569      9,428     14,345     28,820      1,737      2,404

  Consumer.......................      267,106      71,640     53,613     53,928     68,672      9,868      4,043      5,342

  Secured by deposits............        1,343       1,343         --         --         --         --         --         --
                                    ----------    --------   --------   --------   --------   --------   --------   --------

    Total(1).....................   $2,564,397    $271,427   $123,390   $114,890   $220,585   $669,363   $438,767   $725,975
                                    ==========    ========   ========   ========   ========   ========   ========   ========

------------------------------

(1) Of the $2.5 billion of loan principal repayments contractually due after December 31, 2000, $1.3 billion have fixed-rates of interest and $1.2 billion have adjustable-rates of interest.

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

    The following table shows the activity in the Bank's loans during the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Gross loans held at beginning of year....................  $2,585,706   $2,188,691   $1,554,514
ORIGINATIONS OF LOANS:
Mortgage loans:
  Single-family residential..............................      71,412      201,836      389,475
  Multi-family residential...............................         414       11,003        7,847
  Commercial real estate and land........................      85,033      253,477      116,242
OTHER LOANS:
  Commercial business....................................     111,283      166,140       57,492
  Consumer...............................................     155,966      194,432       32,969
  Secured by deposits....................................       1,343        1,918        3,537
                                                           ----------   ----------   ----------
    Total originations...................................     425,451      828,806      607,562
                                                           ----------   ----------   ----------
PURCHASES AND ACQUISITIONS OF LOANS:(1)
  Single-family residential..............................         324      191,576      821,716
  Multi-family residential...............................       9,264        1,579       13,302
  Commercial real estate.................................      57,437           --       10,201
  Land...................................................          --           --           --
  Commercial business....................................      19,866           57        9,200
  Consumer...............................................       3,832          183       22,479
                                                           ----------   ----------   ----------
    Total purchases and acquisitions.....................      90,723      193,395      876,898
                                                           ----------   ----------   ----------
      Total origination purchases, and acquisitions......     516,174    1,022,201    1,484,460
                                                           ----------   ----------   ----------
LOANS SOLD:
  Single-family residential..............................      (3,825)     (92,492)     (37,051)
  Multi-family residential...............................      (9,238)          --           --
  Commercial real estate.................................          --       (1,563)        (357)
  Commercial business....................................      (9,334)          --       (5,000)
  Consumer...............................................          (9)          (7)         (13)
                                                           ----------   ----------   ----------
    Total sold...........................................     (22,406)     (94,062)     (42,421)
                                                           ----------   ----------   ----------
Repayments...............................................    (467,707)    (522,601)    (794,127)
Transfers to real estate owned...........................      (1,185)      (6,384)     (10,248)
Principal charge-offs....................................      (9,198)      (2,139)      (3,487)
Decrease in available lines of credit....................     (36,987)          --           --
                                                           ----------   ----------   ----------
Net activity in loans....................................     (21,309)     397,015      634,177
                                                           ----------   ----------   ----------
Gross loans held at end of year..........................  $2,564,397   $2,585,706   $2,188,691
                                                           ==========   ==========   ==========

------------------------

(1) Includes $43.0 million of commercial real estate loans, $19.9 million of commercial business loans and $3.8 million of consumer loans, acquired through the acquisition of The Bank of Hollywood.

    NON-PERFORMING LOANS AND TROUBLED DEBT RESTRUCTURINGS. In the period from December 31, 1996 to December 31, 2000, the Bank has successfully taken steps to reduce the level of the Bank's non-performing assets, which has resulted in a substantial decline in non-performing loans and troubled debt restructurings ("TDR's"). TDR's consist of loans with respect to which the Bank has agreed to grant an interest rate concession or defer principal or interest payments. Non-performing loans and TDR's have decreased from an aggregate of $25.8 million at December 31, 1996 to an aggregate of $16.1 million at December 31, 2000.

    The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and TDR's at the dates indicated.

                                                                   AT DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS, NET:
Mortgage loans:
  Single-family residential....................  $ 2,071    $ 2,331    $ 3,959    $ 8,435    $ 7,947
  Multi-family residential.....................      545        557        428        405      9,198
  Commercial real estate.......................    3,994         20      3,613      1,064      1,093
Non-mortgage loans:
  Commercial business..........................    5,143        163         99         --         --
  Consumer.....................................      499        107        408         --         --
                                                 -------    -------    -------    -------    -------
    Total non-performing loans, net............   12,252      3,178      8,507      9,904     18,238
                                                 -------    -------    -------    -------    -------
REAL ESTATE OWNED:(1)
  Single-family residential....................      368        846      2,723        678      3,268
  Multi-family residential.....................      634         --         --      6,482      8,310
  Commercial real estate.......................       --         --         --      5,921      8,614
  Land.........................................       --         --         --        202        244
                                                 -------    -------    -------    -------    -------
Total real estate owned........................    1,002        846      2,723     13,283     20,436
                                                 -------    -------    -------    -------    -------
Total non-performing assets....................   13,254      4,024     11,230     23,187     38,674
Troubled debt restructurings...................    3,811      6,470      3,576      9,936      7,544
                                                 -------    -------    -------    -------    -------
Total non-performing assets and troubled debt
  restructurings...............................  $17,065    $10,494    $14,806    $33,123    $46,218
                                                 =======    =======    =======    =======    =======
Non-performing loans to total loans, net.......     0.50%      0.13%      0.40%      0.65%      1.60%
Non-performing loans to total assets...........     0.37       0.09       0.26       0.45       1.04
Non-performing assets to total assets..........     0.40       0.12       0.34       1.05       2.21
Total non-performing assets and troubled debt
  restructurings to total assets...............     0.52       0.31       0.44       1.50       2.64

------------------------

(1) For 2000, excludes $50,000 of general allowance for loan losses.

    The interest income that would have been recorded during the years ended December 31, 2000, 1999 and 1998 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $1.6 million, $372,000, and $950,000, respectively.

    Non-performing assets, stated at fair value, increased to $17.1 million at December 31, 2000, compared to $10.5 million at December 31, 1999. As a result, the ratio of non-performing assets to total assets increased from 0.12% at December 31, 1999 to 0.40% at December 31, 2000. The increase was primarily the result of a delinquency in one participation in a syndicated loan totaling
$2.7 million and one commercial real estate loan totaling $4.0 million. In January 2000, the Company chose to discontinue its participation in syndicated loans and to focus solely on local originations.

    Of the Bank's $12.3 million of non-performing loans at December 31, 2000, the largest loan was secured by a commercial property, with a carrying value of $4.0 million. This loan has been classified as collateral dependent, and as of December 31, 2000, was carried at fair value. The Bank's $1.0 million of real estate owned at December 31, 2000 was comprised of one single-family residential property and one multi-family residential property.

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

    The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Allowance at beginning of period...............  $21,051    $18,897    $17,824    $23,280    $31,572
Addition to allowance due to Bank of Hollywood
  acquisition..................................    2,085         --         --         --         --
Provision for loan losses......................    9,000      4,747      2,000      2,046      2,884
Transfer to other real estate owned............      (50)        --         --         --         --
CHARGE-OFFS:
  Mortgage loans:
    Single-family residential..................       --       (303)      (616)    (1,967)    (2,213)
    Multi-family residential...................       --       (131)      (261)    (5,599)    (5,039)
    Commercial real estate.....................       (7)      (820)        --        (42)    (3,371)
    Land.......................................       --         --         --         --     (1,478)
  Non-mortgage loans:
    Commercial business........................   (5,792)      (741)       (16)        --         --
    Consumer...................................   (3,471)    (1,101)      (119)        --         --
                                                 -------    -------    -------    -------    -------
      Total charge-offs........................   (9,270)    (3,096)    (1,012)    (7,608)   (12,101)
RECOVERIES:
  Mortgage loans:
    Single-family residential..................        1         32         85        106         16
    Multi-family residential...................       --         --         --         --         22
    Commercial real estate.....................       --         60         --         --          2
    Land.......................................       --         --         --         --        885
  Non-mortgage loans:
    Commercial business........................        1        134         --         --         --
    Consumer...................................      872        277         --         --         --
                                                 -------    -------    -------    -------    -------
      Total recoveries.........................      874        503         85        106        925
                                                 -------    -------    -------    -------    -------
Net charge-offs................................   (8,396)    (2,593)      (927)    (7,502)   (11,176)
                                                 -------    -------    -------    -------    -------
Allowance at end of period.....................  $23,690    $21,051    $18,897    $17,824    $23,280
                                                 =======    =======    =======    =======    =======
Allowance for loan losses to total
  nonperforming loans at end of period.........   193.36%    662.40%    222.14%    179.97%    127.65%
                                                 =======    =======    =======    =======    =======
Allowance for loan losses to total
  nonperforming loans and troubled debt
  restructurings at end of period..............   147.48%    218.19%    156.39%     89.84%     90.30%
                                                 =======    =======    =======    =======    =======
Allowance for loan losses to total loans, gross
  at end of period.............................     0.92%      0.81%      0.86%      1.15%      1.99%
                                                 =======    =======    =======    =======    =======

    As shown in the table above, net loan charge-offs (net of recoveries) amounted to $8.4 million, $2.6 million and $927,000, during the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Bank experienced increased net charge-offs of $5.8 million and $2.6 million on its commercial business and consumer loans during 2000. The increased charge-offs in commercial business loans was primarily the result of one participation in a syndicated loan totaling $4.9 million, charged-off in December 2000. In
January 2000, the Company chose to discontinue its participation in syndicated loans and to focus solely on local originations. The increased charge-offs in consumer loans was primarily the result of delinquencies in the bank's automobile loans portfolio. Net charge-offs in mortgage loans during the year 2000 decreased to $6,000 from $1.2 million during 1999. Management believes that the Bank's allowance for loan losses at December 31, 2000 is adequate. Nevertheless, there can be no assurances that additions to such allowances will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues. The ratio of allowance for loan losses to non-performing loans decreased from 662.40% at December 31, 1999 to 193.36% at December 31, 2000. This decrease was due to an increase of $9.1 million in non-performing loans (primarily, commercial real estate and commercial business loans).

    The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                            2000                    1999                    1998                    1997
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                               PERCENT TO              PERCENT TO              PERCENT TO              PERCENT TO
                                                 TOTAL                   TOTAL                   TOTAL                   TOTAL
                                     AMOUNT    ALLOWANCE     AMOUNT    ALLOWANCE     AMOUNT    ALLOWANCE     AMOUNT    ALLOWANCE
                                    --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Single-family residential real
  estate..........................  $ 3,594       15.2%     $ 5,020       23.8%     $ 5,636       29.8%     $ 5,014       28.1%
Multi-family residential..........    3,713       15.6        4,990       23.7        7,239       38.3        8,964       50.3
Commercial real estate............    3,817       16.1        4,073       19.4        3,887       20.6        3,062       17.2
Land..............................       36        0.2           42        0.2           44        0.2          305        1.7
Commercial business...............    7,547       31.9        3,959       18.8        1,160        6.1          352        2.0
Consumer..........................      222        0.9          243        1.2          160        0.9          127        0.7
Auto..............................    4,761       20.1        2,724       12.9          771        4.1           --         --
                                    -------      -----      -------      -----      -------      -----      -------      -----
  Total...........................  $23,690      100.0%     $21,051      100.0%     $18,897      100.0%     $17,824      100.0%
                                    =======      =====      =======      =====      =======      =====      =======      =====

    DEPOSITS. Total deposits increased by $385.9 million or 23.4% during the year ended December 31, 2000. The Bank's aggregate certificates of deposit increased from $1.1 billion, or 69.6% of total deposits, at December 31, 1999 to $1.3 billion, or 65.0% of total deposits, at December 31, 2000. The Bank has offered a wide array of deposit products through its branch system in order to foster retail deposit growth. Transaction accounts (consisting of passbook, checking and money market accounts) increased from $501.4 million, or 30.4% of total deposits, at December 31, 1999 to $712.4 million, or 35.0% of total deposits, at December 31, 2000.

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Bank for the periods indicated.

                                                                      YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                       2000                     1999                     1998
                                              ----------------------   ----------------------   ----------------------
                                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                                               AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                               BALANCE     RATE PAID    BALANCE     RATE PAID    BALANCE     RATE PAID
                                              ----------   ---------   ----------   ---------   ----------   ---------
                                                                       (DOLLARS IN THOUSANDS)
Checking accounts...........................  $  265,179     0.82%     $  182,275     1.22%     $  120,632     1.75%
Money market accounts.......................     254,022     5.07         141,149     4.13          96,422     4.71
Passbook accounts...........................     119,416     3.06         137,725     3.40         158,355     3.88
                                              ----------               ----------               ----------
Total transaction accounts..................     638,617                  461,149                  375,409
Term certificates of deposit................   1,240,982     5.95       1,145,621     5.22       1,010,307     5.66
                                              ----------               ----------               ----------
  Total deposits............................  $1,879,599     4.92%     $1,606,770     4.50%     $1,385,716     5.05%
                                              ==========     ====      ==========     ====      ==========     ====

    The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance........................  $1,647,337   $1,542,162   $1,266,615
Net increase before interest.............     328,360       47,948      221,269
Interest credited........................      57,498       57,227       54,278
                                           ----------   ----------   ----------
Net increase in deposits.................     385,858      105,175      275,547
                                           ----------   ----------   ----------
Ending balance...........................  $2,033,195   $1,647,337   $1,542,162
                                           ==========   ==========   ==========

    The following table sets forth by various interest rate categories the term certificates of deposit with the Bank at the dates indicated.

                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                          2000             1999             1998
                                       ----------       ----------       ----------
                                                  (DOLLARS IN THOUSANDS)
0.00% to 2.99%.......................  $       --       $    3,869       $    4,536
3.00 to 3.99.........................          14            9,740            5,085
4.00 to 4.99.........................          --          207,756          107,373
5.00 to 6.99.........................   1,285,317          923,621          961,204
7.00 to 8.99.........................      35,486              962           30,961
                                       ----------       ----------       ----------
    Total............................  $1,320,817(1)    $1,145,948(1)    $1,109,159(1)
                                       ==========       ==========       ==========

------------------------

(1) At December 31, 2000, 1999 and 1998, certificates of deposit in amounts greater than or equal to $100,000 amounted to $409.8 million, $320.4 million and $316.3 million, respectively.

    The following table sets forth the amount and remaining maturities of the Bank's term certificates of deposit at December 31, 2000.

                                                     OVER SIX    OVER ONE     OVER TWO
                                                      MONTHS       YEAR         YEARS
                                        SIX MONTHS    THROUGH     THROUGH      THROUGH        OVER
                                         AND LESS    ONE YEAR    TWO YEARS   THREE YEARS   THREE YEARS
                                        ----------   ---------   ---------   -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
0.00% to 2.99%........................   $     --    $     --    $     --      $    --       $    --
3.00 to 3.99..........................         --          --          --           --            14
4.00 to 4.99..........................         --          --          --           --            --
5.00 to 6.99..........................    580,828     257,360     395,961       42,114         9,054
7.00 to 8.99..........................         --          --          --       13,194        22,292
                                         --------    --------    --------      -------       -------
    Total.............................   $580,828    $257,360    $395,961      $55,308       $31,360
                                         ========    ========    ========      =======       =======

    The following table presents the maturity of term certificates of deposit in amounts greater than or equal to $100,000 at December 31, 2000.

                                                            AT DECEMBER 31, 2000
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
3 months or less.........................................         $118,378
Over 3 months through 6 months...........................           64,301
Over 6 months through 12 months..........................           75,663
Over 12 months...........................................          151,434
                                                                  --------
    Total................................................         $409,776
                                                                  ========

    BORROWINGS. The following table sets forth certain information regarding the borrowings of the Bank at or for the dates indicated.

                                                                    AT OR FOR THE YEAR
                                                                    ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2000         1999        1998
                                                            ----------   ----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
FHLB OF SAN FRANCISCO ADVANCES:
  Average balance outstanding.............................  $1,026,633   $1,211,000   $ 902,083
  Maximum amount outstanding at any month-end during the
    period................................................   1,117,500    1,259,000   1,249,000
  Balance outstanding at end of period....................     871,000    1,123,700   1,198,000
  Weighted average interest rate during the period........        6.14%        5.43%       5.28%
  Weighted average interest rate at end of period.........        6.19%        5.15%       5.38%
  Weighted average remaining term to maturity at end of
    period (in years).....................................        4.78         3.49        5.01

SECURITIES SOLD UNDER AGREEMENTS TO PURCHASE:
  Average balance outstanding.............................  $  330,748   $  417,604   $ 385,451
  Maximum amount outstanding at any month-end during the
    period................................................     450,907      480,181     658,409
  Balance outstanding at end of period....................     133,061      381,109     364,000
  Weighted average interest rate during the period........        6.49%        5.62%       5.75%
  Weighted average interest rate at end of period.........        7.02%        5.85%       5.61%
  Weighted average remaining term to maturity at end of
    period (in years).....................................        1.50         2.40        3.73

    Advances from the FHLB of San Francisco amounted to $871.0 million and $1.1 billion at December 31, 2000 and 1999, respectively. Of the Bank's FHLB advances outstanding as of December 31, 2000, $146.0 million with a weighted interest rate of 7.04% matures in 2002, $235.0 million with a weighted interest rate of 5.60% matures in 2003 and $490.0 million with a weighted interest rate of 6.22% matures between 2007 and 2008. Certain of these advances from the FHLB of San Francisco have call provisions. As of December 31, 2000 the weighted average term to maturity of the Bank's FHLB advances amounted to 4.78 years compared to 3.49 years at December 31, 1999, and the weighted interest rate at December 31, 2000 was 6.19% compared to 5.15% at December 31, 1999. At
December 31, 2000 the Bank had a collaterized available line of credit of approximately $1.1 billion with the FHLB of San Francisco.

    Other than deposits, the Bank's primary sources of funds consist of reverse repurchase agreements and advances from the FHLB of San Francisco. At
December 31, 2000, reverse repurchase agreements amounted to $133.1 million, compared to $381.1 million at December 31, 1999. As of December 31, 2000, the weighted average remaining term to maturity of the Bank's reverse repurchase agreements decreased to 1.50 years, compared to 2.40 years at December 31, 1999, and such reverse repurchase agreements had a weighted average interest rate of 7.02% at December 31, 2000 as compared to 5.85% at December 31, 1999. Certain of the reverse repurchase agreements at December 31, 1999 had call provisions.

    During the fourth quarter of 1999 the Bank sold $199.0 million of FHLB advances. The sales resulted in a gain of $6.7 million, which was reported as an extraordinary item.

    In 1999 the Company secured a $10.0 million line of credit with a third party commercial bank for working capital as well as to fund the repurchase of the Company's outstanding common stock. The line was repaid in July 2000 and matured in November 2000. The line totaled $4.7 million at December 31, 1999.

    In July 2000, the Company, through the subsidiary trust, issued $10,000,000 of 11.045% preferred securities in a private placement transaction. These funds were utilized to payoff the Company's line of credit and as working capital. See
Note 16 under Item 8--Financial Statements and Supplementary Data.

    On November 21, 2000, the Bank established a $5.0 million Federal Funds line with Wells Fargo Bank. This is an uncommitted line intended to support short-term liquidity.

    STOCKHOLDER'S EQUITY. Stockholder's equity increased from $179.5 million at December 31, 1999 to $213.6 million at December 31, 2000. The Company's net earnings for the year 2000 of $31.6 million and a $3.3 million change in the market valuation for securities available-for-sale (primarily due to sales of securities available-for-sale) accounted for the increase. The Company's net earnings for the year 2000 include a $25.0 million income tax benefit. The Company determined that a significant portion of the valuation allowance against the deferred tax assets was no longer necessary based on its recent earnings history and the projections of future taxable income. The deferred tax asset resulted primarily from income tax net operating loss carry-forwards from prior years. In addition, net earnings were impacted by an $8.7 million
($7.7 million, net of applicable tax benefits) loss on sale of securities, as a result of the Company's decision to sell $197.4 million of low-yielding fixed rate securities to mitigate interest rate risk.

RESULTS OF OPERATIONS

    The Company reported net earnings of $31.6 million, or $1.59 per diluted share, for the year ended December 31, 2000, which were impacted by a $25.0 million income tax benefit and an $8.7 million loss on the sale of securities. For the years ended December 31, 1999 and 1998, the Company reported net earnings, before preferred dividends, of $33.5 million, or $1.63 per diluted share and $10.9 million, or $0.74 per diluted share, respectively. The 1999 results were impacted by an extraordinary gain on sale of FHLB advances of $6.7 million and an income tax benefit of $4.5 million. Excluding the $25.0 million income tax benefit and the $8.7 million loss on sale of securities, and on a proforma fully-taxable basis, net earnings for the year ended December 31, 2000 would have been $10.8 million, or $0.54 per diluted share. Excluding the $6.7 million extraordinary item, and on a proforma basis, net earnings for the year ended December 31, 1999 would have been $26.8 million, or $1.31 per diluted share.

    During the year 2000, the Company took steps to improve its net interest margin and mitigate interest rate risk by selling $197.4 million of low-yielding fixed rate securities, which resulted in an $8.7 million loss in the third quarter of 2000. In addition, the Company continued to execute its strategy to expand the Bank's franchise by purchasing, in the Southern California area, the Bank of Hollywood in January 2000 and two branches from another bank in December 2000.

    NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earnings assets and interest bearing liabilities.

    Net interest income totaled $74.3 million, $68.8 million and $40.5 million during the years ended December 31, 2000, 1999 and 1998, respectively. Net interest income increased by $5.6 million or 8.1%, for the year ended
December 31, 2000, compared to the prior year. The increase was primarily due to a net shift in the mix of average interest-earning assets and interest-bearing liabilities. During the year ended December 31, 2000, average loans receivable increased by $256.2 million or 11.1% to $2.6 billion over the prior year. Within the average loan receivable portfolio, single-family residential loans and multi-family residential loans decreased by approximately $79.0 million for the year ended December 31, 2000 as compared to the prior year, while commercial real estate loans (including construction loans), commercial business loans and consumer loans increased during 2000, by $153.8 million, $65.4 million and $116.3 million, respectively, compared to 1999. The increase in average loans receivable was offset by decreases in average mortgage-backed securities of $247.6 million. For the year ended December 31, 2000, other borrowings, which are comprised of FHLB advances and securities sold under repurchase agreements, decreased an average of $271.3 million over the prior year and deposits increased by an average of $272.8 million over 1999, with transaction accounts comprising $177.5 million or 65.0% of the total average deposits increase during the year.

    As a result of the shift in interest-earning assets and interest-bearing liabilities, the Company's interest rate margin for the twelve months ended December 31, 2000, increased by 16 basis points or 8.0% to 2.17%, compared to 2.01% for the twelve months ended December 31, 1999. The increase in net interest margin during 2000 compared to 1999 reflects the increase in yields on earning assets consistent with management's strategy of originating higher yielding loans and reducing lower yielding securities in the investment portfolio.

                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                                      2000                                 1999
                                                       ----------------------------------   ----------------------------------
                                                        AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                                        BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                                       ----------   --------   ----------   ----------   --------   ----------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable (1)...............................  $2,560,691   $195,089       7.62%    $2,304,450   $166,595       7.23%
  Mortgage-backed securities (2).....................     366,430     22,923       6.26        614,019     34,535       5.62
  Other interest-earning assets (3)..................     443,116     30,053       6.78        430,210     25,869       6.01
  FHLB stock.........................................      58,004      4,207       7.25         65,116      3,429       5.27
                                                       ----------   --------                ----------   --------
    Total interest-earning assets....................   3,428,241    252,272       7.36      3,413,795    230,428       6.75
Noninterest-earning assets...........................      64,975                               47,889
                                                       ----------                           ----------
    Total assets.....................................  $3,493,216                           $3,461,684
                                                       ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Transaction accounts (4).........................  $  638,617   $ 18,716       2.93%    $  461,149   $ 12,520       2.71%
    Term certificates of deposit.....................   1,240,982     73,849       5.95      1,145,621     59,771       5.22
                                                       ----------   --------                ----------   --------
Total deposits.......................................   1,879,599     92,565       4.92      1,606,770     72,291       4.50
  Senior debt and other borrowings...................       3,115        378      12.13             --         19         --
  FHLB advances and repurchase agreements............   1,357,381     84,459       6.22      1,628,656     89,221       5.48
  Preferred securities of subsidiary trust...........       4,333        481      11.10             --         --         --
  Hedging costs......................................          --         79         --             --        146         --
                                                       ----------   --------                ----------   --------
    Total interest-bearing liabilities...............   3,244,428    177,962       5.49%     3,235,426    161,677       5.00%
                                                                    --------                             --------
  Noninterest-bearing liabilities....................      50,106                               54,474
                                                       ----------                           ----------
    Total liabilities................................   3,294,534                            3,289,900
Stockholders' equity.................................     198,682                              171,784
                                                       ----------                           ----------
Total liabilities and stockholders' equity...........  $3,493,216                           $3,461,684
                                                       ==========                           ==========
Net interest-earning assets..........................  $  183,813                           $  178,369
                                                       ==========                           ==========
Net interest income/interest rate spread.............               $ 74,310       1.87%                 $ 68,751       1.75%
                                                                    ========     ======                  ========     ======
Net interest margin..................................                              2.17%                                2.01%
                                                                                 ======                               ======
Ratio of average interest-earning assets to average
  interest-bearing liabilities.......................                            105.67%                              105.51%
                                                                                 ======                               ======

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                                      1998
                                                       ----------------------------------
                                                        AVERAGE                 AVERAGE
                                                        BALANCE     INTEREST   YIELD/COST
                                                       ----------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable (1)...............................  $1,814,855   $125,851       6.93%
  Mortgage-backed securities (2).....................     557,038     32,439       5.82
  Other interest-earning assets (3)..................     310,462     20,062       6.46
  FHLB stock.........................................      43,464      2,521       5.80
                                                       ----------   --------
    Total interest-earning assets....................   2,725,819    180,873       6.64
Noninterest-earning assets...........................      84,039
                                                       ----------
    Total assets.....................................  $2,809,858
                                                       ==========
Interest-bearing liabilities:
  Deposits:
    Transaction accounts (4).........................  $  375,409   $ 12,786       3.41%
    Term certificates of deposit.....................   1,010,307     57,141       5.66
                                                       ----------   --------
Total deposits.......................................   1,385,716     69,927       5.05
  Senior debt and other borrowings...................       4,467        445       9.96
  FHLB advances and repurchase agreements............   1,236,120     69,772       5.64
  Preferred securities of subsidiary trust...........          --         --         --
  Hedging costs......................................          --        214         --
                                                       ----------   --------
    Total interest-bearing liabilities...............   2,626,303    140,358       5.34%
                                                                    --------
  Noninterest-bearing liabilities....................      43,661
                                                       ----------
    Total liabilities................................   2,669,964
Stockholders' equity.................................     139,894
                                                       ----------
Total liabilities and stockholders' equity...........  $2,809,858
                                                       ==========
Net interest-earning assets..........................  $   99,516
                                                       ==========
Net interest income/interest rate spread.............               $ 40,515       1.30%
                                                                    ========     ======
Net interest margin..................................                              1.49%
                                                                                 ======
Ratio of average interest-earning assets to average
  interest-bearing liabilities.......................                            103.79%
                                                                                 ======

------------------------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.

(2) Includes mortgage-backed securities classified as held-to-maturity and available-for-sale.

(3) Includes cash equivalents and investment securities.

(4) Includes passbook checking and money market accounts.

RATE/VOLUME ANALYSIS

    The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
(i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and
(iii) changes in rate/ volume (change in rate multiplied by change in volume).

                                     YEAR ENDED DECEMBER 31, 2000 COMPARED TO         YEAR ENDED DECEMBER 31, 1999 COMPARED TO
                                           YEAR ENDED DECEMBER 31, 1999                     YEAR ENDED DECEMBER 31, 1998
                                  ----------------------------------------------   ----------------------------------------------
                                                                      TOTAL NET                                        TOTAL NET
                                     INCREASE (DECREASE) DUE TO        INCREASE       INCREASE (DECREASE) DUE TO        INCREASE
                                    RATE      VOLUME    RATE/VOLUME   (DECREASE)     RATE      VOLUME    RATE/VOLUME   (DECREASE)
                                  --------   --------   -----------   ----------   --------   --------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:

  Loans receivable..............  $ 8,972    $18,524      $  998       $28,494     $ 5,350    $33,951      $1,443       $40,744

  Mortgage-backed securities....    3,877    (13,925)     (1,564)      (11,612)     (1,109)     3,318        (113)        2,096

  Other interest-earning
    assets......................    3,309        776          99         4,184      (1,394)     7,738        (537)        5,807

  FHLB stock....................    1,294       (375)       (141)          778        (232)     1,256        (116)          908
                                  -------    -------      ------       -------     -------    -------      ------       -------

  Total net change in income on
    interest- earning assets....   17,452      5,000        (608)       21,844       2,615     46,263         677        49,555
                                  -------    -------      ------       -------     -------    -------      ------       -------

Interest-bearing liabilities:

  Deposits:

    Transaction accounts........      995      4,818         383         6,196      (2,594)     2,920        (592)         (266)

    Term certificates of
      deposit...................    8,403      4,975         700        14,078      (4,430)     7,653        (593)        2,630
                                  -------    -------      ------       -------     -------    -------      ------       -------

      Total deposits............    9,398      9,793       1,083        20,274      (7,024)    10,573      (1,185)        2,364

  Senior debt and other
    borrowings..................       --        359          --           359          --       (445)         19          (426)

  Preferred securities of a
    subsidiary trust............       --        481          --           481          --         --          --            --

  FHLB advances and repurchase
    agreements..................   12,117    (14,861)     (2,018)       (4,762)     (2,055)    22,156        (652)       19,449

  Hedging costs.................       --         --         (67)          (67)         --         --         (68)          (68)
                                  -------    -------      ------       -------     -------    -------      ------       -------

Total net change in expense on
  interest- bearing
  liabilities...................   21,515     (4,228)     (1,002)       16,285      (9,079)    32,284      (1,886)       21,319
                                  -------    -------      ------       -------     -------    -------      ------       -------

Change in net interest income...  $(4,063)   $ 9,228      $  395       $ 5,559     $11,694    $13,979      $2,563       $28,236
                                  =======    =======      ======       =======     =======    =======      ======       =======

    INTEREST INCOME. Total interest income increased by $21.8 million or 9.5% during the year ended December 31, 2000 and increased by $49.6 million or 27.4% during the year ended December 31, 1999. These increases were primarily due to the shift in the mix of interest-earning assets. Interest income on loans receivable, the largest component of interest-earning assets, increased by $28.5 million or 17.1% during the year ended December 31, 2000 and increased by $40.7 million or 32.4% during the year ended December 31, 1999. The increase during 2000 was due to a shift in the portfolio to a greater proportion of commercial and consumer loans, which resulted in an increase in the weighted average yield earned on the loan portfolio. The increase in interest income in 1999 was primarily due to loan growth and investment of funds as a result of leverage of capital raised in the Company's public offering. See "Item 1. Business--Lending Activities--Origination, Purchase, Acquisition and Sale of Loans."

    Interest income on mortgage-backed securities decreased by $11.6 million or 33.6% during the year ended December 31, 2000 and decreased by $2.1 million or 6.5% during the year ended December 31, 1999. The decrease during 2000 and 1999 was mainly due to a decrease in the average balance of such securities, due to mortgage-backed securities sales.

    Interest income on other interest-earning assets, consisting of U.S. Government agency securities, corporate trust preferred securities, FHLB stock and cash equivalents (which consists of federal funds sold, commercial paper, securities purchased under agreements to resell and time deposit accounts) increased by $5.0 million or 16.9% during the year ended December 31, 2000 and increased by $6.7 million or 29.7% during the year ended December 31, 1999. The increase during the year ended December 31, 2000 was due primarily to increases of $4.6 million and $401,000 in the average yield and average balance of such portfolios, respectively. The increase during 1999 was due primarily to a $141.4 million increase in the average balance of investments and FHLB stock.

    INTEREST EXPENSE. Total interest expense increased by $16.3 million or 10.1% during the year ended December 31, 2000 and increased by $21.3 million or 15.2% during the year ended December 31, 1999. The increase during 2000 was the result of a $9.0 million or 0.28% increase in the average balance of interest-bearing liabilities and an increase of 49 basis points in the average cost. The increase during 1999 was the result of a $609.1 million or 23.2% increase in the average balance of interest-bearing liabilities. Interest expense on deposits, the largest component of the Bank's interest-bearing liabilities, increased by $20.3 million or 28.0% during the year ended
December 31, 2000 and increased by $2.4 million or 3.4% during the year ended December 31, 1999. The increase during the year ended December 31, 2000 was primarily due to a $272.8 million increase in the average balance of deposits and an increase of 42 basis points in the average cost of deposits. The increase during the year ended December 31, 1999 was primarily due to a $221.1 million increase in the average balance of deposits, partially offset by a decrease of 55 basis points in the average cost of deposits.

    Interest expense on borrowings consists primarily of reverse repurchase agreements and FHLB advances. Interest expense on borrowings decreased by $4.8 million or 5.3% during the year ended December 31, 2000 and increased by $19.5 million or 27.9% during the year ended December 31, 1999. Interest expense on advances from the FHLB decreased by $2.8 million or 4.2% during 2000 and increased by $18.1 million or 38.1% during 1999. The Bank's management has utilized FHLB advances when the rates and other terms on such borrowings are favorable as compared to its other funding sources. During 2000, the average balance of FHLB advances and reverse repurchase agreements decreased by $271.3 million, or 16.7%. The Bank has offered a wide array of deposit products through its branch system in order to foster retail deposit growth. During the year 2000, average retail deposits grew by $272.8 million or 17.0%. Interest expense on securities sold under agreements to repurchase decreased by $2.0 million or 8.5% during the year ended December 31, 2000 and increased by $1.3 million or 6.0% during the year ended December 31, 1999.

    The Bank's interest expense during the years ended December 31, 2000, 1999 and 1998 included the costs of hedging the Bank's interest rate exposure and does not include the change in the fair value of the hedging instruments. Such hedging costs amounted to $79,000, $146,000 and $214,000 during such respective periods. The Bank in the past has utilized interest rate swaps, corridors, caps and floors in order to manage its interest rate risk. However, since the change in management, the Bank has not entered into any such interest rate contracts and has allowed its remaining contracts to expire as they mature. The Bank has instead focused on internal hedging through balance sheet restructuring. At December 31, 2000, the Bank had no remaining interest rate swap contracts and three remaining interest rate corridors with an aggregate contract amount of $20.0 million. On January 1, 2001, the Company adopted SFAS 133, which did not have a material impact on the Company's financial position and results of operation. The three remaining interest rate corridors will mature during the first half of 2001, and management expects not to adopt hedge accounting, thereafter. Had the Company adopted SFAS 133 at December 31, 2000, the impact to earnings would have been $(19,000).

    PROVISION FOR LOAN LOSSES. The Bank established provisions for loan losses of $9.0 million, $4.7 million and $2.0 million during the years ended
December 31, 2000, 1999 and 1998, respectively. Management has aggressively charged off non-performing loans and taken possession of and sold a significant amount of the assets which collateralized such loans. The increase in provision for loan losses in 2000 reflects the Bank's increased volume of originations of commercial real estate, commercial business and consumer loans, as well as the increase in non-performing loans during the year.

    Non-performing loans increased to $12.3 million, at December 31, 2000 compared to $3.2 million at December 31, 1999. The increase was primarily the result of a delinquency in one participation in a syndicated loan totaling $2.7 million and one commercial real estate loan totaling $4.0 million. In January 2000, the Company chose to discontinue its participation in syndicated loans and to focus solely on local originations.

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

    Management believes that its allowance for loan losses at December 31, 2000 is adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial and consumer lending continues. In addition, as a result of continuing uncertainties in certain real estate markets, increases in the valuation allowance may be required in future periods. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require increases to the allowance, based on their judgments of the information available to them at the time of the examination.

    OTHER INCOME (LOSS). Total other income decreased by $3.7 million during the year ended December 31, 2000 and decreased by $6.5 million during the year ended December 31, 1999. Loan service and loan related fees amounted to $793,000, $219,000 and $111,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

    The Bank recognized net gains (losses) on sales of mortgage-backed and other securities of $(8.2) million, $(3.2) million and $1.7 million during the years ended December 31, 2000, 1999 and 1998, respectively. During such respective periods, the Bank sold $280.7 million, $322.0 million and $513.2 million of mortgage-backed securities and other securities. During the third quarter 2000, the Bank took steps to improve its net interest margin and mitigate interest rate risk by selling

$197.4 million of low-yielding mortgage-backed securities and realized a $8.7 million loss. The 1999 sales were completed in an effort to improve regulatory capital ratios.

    Net gains on the sale of loans amounted to $557,000, $49,000 and $613,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The Bank sold $22.4 million, $94.1 million and $42.4 of loans during the years ended December 31, 2000, 1999 and 1998, respectively. See "Item 1. Business--Lending Activities--Origination, Purchase, Acquisition and Sale of Loans."

    Income (loss) from real estate operations amounted to $(39,000), $513,000 and $1.5 million during the years ended December 31, 2000, 1999 and 1998, respectively. Income (loss) from real estate operations consists of (i) losses from real estate operations (rental income less operating expenses), (ii) gains on sales of real estate owned and real estate held for investment, and
(iii) provisions for losses on real estate owned and real estate held for investment. Provisions for losses on real estate owned and real estate held for investment amounted to $0, $53,000 and $0 for the respective periods.

    Deposit fee income of $2.5 million in 2000 increased from $1.9 million in 1999 and $1.6 million in 1998. The increase is primarily due to the acquisition of two branches during 1999, the acquisition of the Bank of Hollywood during the first quarter 2000 and the acquisition of two branches from another bank during December 2000. The increase during 2000 was primarily attributable to increases in service charges and non-sufficient funds charges ("NSF") which increased by $223,000 and $362,000, respectively, from the prior year. The increase during 1999 was primarily due to increases in service charges and NSF fees of $91,000 and $156,000, respectively.

    Miscellaneous other income, consisting primarily of fees from brokerage services, amounted to $600,000, $477,000 and $1.0 million during the years ended December 31, 2000, 1999 and 1998, respectively. Brokerage services fees during the year 2000 amounted to $540,000 compared to $471,000 during the prior year. Miscellaneous other income in 1998 was primarily due to litigation settlements of $680,000 related to investment securities and property damage recoveries. The decrease in 1999 was primarily due to lack of such litigation settlements, offset by increases in Bank subsidiary income of $209,000.

    OPERATING EXPENSES. Total operating expenses increased by $7.9 million or 20.8% during the year ended December 31, 2000 and increased by $8.8 million or 18.8% during the year ended December 31, 1999. The increase in operating expenses during 2000 and 1999 were primarily attributable to the acquisition of two branches during the third quarter of 1999, the Bank of Hollywood acquisition during the first quarter of 2000 and the acquisition of two branches from another bank during December 2000. During the years ended December 31, 2000, 1999 and 1998, total operating expenses as a percentage of average total assets amounted to 1.32%, 1.10% and 1.67%, respectively, and the Company's efficiency ratio amounted to 65.3%, 55.5% and 100.0%, respectively.

    The principal category of the Company's operating expenses is personnel and benefits expense of the Bank, which amounted to $18.5 million, $15.8 million and $23.8 million during the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in such expense in 1999 was primarily the result of the 1998 one-time $11.1 million payment of benefits to certain senior executives in connection with the Company's public offering. The increase during 2000 was primarily due to the expansion of the Bank's branch network and commercial business and consumer lending activities.

    Occupancy expense amounted to $11.4 million, $10.1 million and $8.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. The increase in such expense during the year ended December 31, 2000 was primarily due to the acquisition of two branches from another bank and the acquisition of the Bank of Hollywood. Management expects occupancy expense to continue to increase over the next year as the Bank has begun to operate additional branch offices.

    FDIC insurance premiums totaled $893,000, $1.4 million and $7.3 million during the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 1999 was primarily due to the absence of the one-time special FDIC assessment, paid in 1998, which the Company deferred paying in prior years, of $4.5 million. As a result of paying the one-time special assessment, the Bank lowered its assessment rate from 35.28 basis points to 9.1 basis points.

    Professional services expense amounted to $3.0 million, $1.5 million and $1.3 million during the years ended December 31, 2000, 1999 and 1998, respectively. These increases were primarily due to increases in other consulting expenses.

    Office related expenses have increased over the periods presented and amounted to $5.5 million, $5.1 million and $4.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. These increases were primarily due to increases in data processing expenses reflecting increases in the number of loan and deposit accounts.

    Miscellaneous other expense amounted to $6.7 million, $4.3 million and $1.8 million during the years ended December 31, 2000, 1999 and 1998, respectively. The increase during 2000 was due primarily to increases in customer data processing charges of $976,000, goodwill amortization expense of $1.4 million and regulatory assessments of $56,000.

    Goodwill expense amounted to $1.9 million, $481,000 and $68,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The increase during 2000 in goodwill reflects costs associated the Bank's purchase of the Bank of Hollywood and two branches from another bank during the year.

    INCOME TAXES. During the years ended December 31, 2000, 1999 and 1998, the Company recognized $19.6 million, $4.5 million and $16.4 million, respectively, in income tax benefits primarily as a result of offsetting available NOLs against taxable income and projected future taxable income. At December 31, 2000, the Company had $149.1 million of federal NOLs which expire between 2003 and 2018.

    The Company had Federal and California alternative minimum tax credit carryforwards at December 31, 2000 and 1999 of approximately $2.0 million and $1.6 million, respectively. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

    The 1992 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize any NOLs created prior to the 1992 Ownership Change in any one year of approximately $7.7 million. At December 31, 2000, the Company had $17.2 million of NOLs which were created prior to the 1992 Ownership Change. Similarly, the 1998 Ownership Change resulted in an annual Section 382 limitation on the Company's ability to utilize any NOLs created prior to the 1998 Ownership Change but after the 1992 Ownership Change in any one year of approximately $21.3 million. At December 31, 2000, the Company had
$117.0 million of NOLs which were created prior to the 1998 Ownership Change but after the 1992 Ownership Change.

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

    Internal hedging through balance sheet restructuring generally involves either the attraction of longer-term or less rate sensitive funds (i.e., core transaction deposit accounts which are not as rate sensitive as other deposit instruments or FHLB advances) or the investment in certain types of shorter-term or adjustable-rate assets such as adjustable-rate mortgage-backed securities, shorter-term U.S. Government agency securities and commercial business and consumer loans. On the asset side of the balance sheet, the Bank emphasizes loan products tied to a U.S. Treasury based index (which reacts much more quickly to changes in interest rates). During the years ended December 31, 2000 and 1999, the Bank sold loans totaling $22.4 million and $94.1 million, respectively, in order to raise liquidity to support new loan originations. See "Item 1. Business-Lending Activities-Origination, Purchase, Acquisition and Sale of Loans."

    The Bank has been replacing wholesale earning assets with loan originations. Purchases of adjustable-rate mortgage-backed securities have consequently decreased and were $0, $10.0 million and $105.7 million during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, during the fourth quarter of 1999, the Bank sold $200.9 million of investment securities which include, in part, the 1998 purchases of adjustable-rate mortgage-backed securities. At December 31, 2000, $96.7 million or 52.2% of the Bank's mortgage-backed securities consisted of adjustable-rate instruments. See "Item
1. Business-Investment Activities."

    During the years ended December 31, 2000, 1999 and 1998, the Bank originated in the aggregate $268.6 million, $362.5 million and $94.0 million, respectively, of commercial business and consumer loans which amounted to 63.1%, 43.7% and 15.5% of total loan originations, respectively. The Bank intends to increase its origination of commercial business and consumer loans which have adjustable-rates of interest and shorter terms. "See Item 1. Business-Lending Activities-Commercial Business and Consumer Loans."

    On the liability side of the balance sheet, management has decreased the Bank's reliance on borrowings, which carry high interest rates and are a volatile funding source, in favor of retail deposits. As a result, FHLB advances and reverse repurchase agreements have decreased from $1.5 billion in the aggregate at December 31, 1999 to $1.0 billion in the aggregate at December 31, 2000, with the Bank's deposits increasing by $385.9 million over the same period.

    Consistent with management's strategy of reducing lower-yielding securities in the portfolio, during the third quarter the Bank recognized a $8.7 million net loss on the sale of $197.4 million of investment securities.

    External hedging involves the use of interest rate swaps, collars, corridors, caps and floors. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counter-parties. However, this notional amount does not represent the principal amount of loans or securities which would effectively be hedged by that interest rate contract. In selecting the type and amount of interest rate contract to utilize, the Bank compares the duration of a particular contract, or its change in value for a 100 basis point movement in interest rates, to that of the loans or securities to be hedged. An interest rate contract with the appropriate offsetting duration may have a notional amount much greater than the face amount of the loans or securities being hedged.

    At December 31, 2000, the Bank was also a party to three interest rate corridor agreements, which agreements expire during 2001 and cover an aggregate contract amount of approximately $20.0 million. An interest rate corridor consists of an agreement whereby the issuer agrees to pay the purchaser, in exchange for the payment of a premium, the prevailing rate of interest in the event interest rates rise above a specified rate on a specified interest rate index and do not exceed a specified upper rate on the same index. The Bank entered into interest rate corridors as a means to artificially raise the interest rate cap on certain loans. As of December 31, 2000, the interest rate corridors have an average strike price of 6.64% and an average limit rate of 8.24% (the Bank's interest rate corridors are based on the three month London Inter-Bank Offered Rate ("LIBOR"). The aggregate net expense relating to the Bank's interest rate corridors and floors was $79,000, $146,000 and $214,000 during the years ended December 31, 2000, 1999, and 1998, respectively. See "Item 8. Financial Statements and Supplementary Data" Note (21)-Notes to Consolidated Financial Statements. On January 1, 2001, the Company adopted
SFAS 133, which did not have a material impact on the Company's financial position and results of operations.

    The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Bank's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

    The following table summarizes the anticipated maturities or repricing of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2000, based on the information and assumptions set forth in the notes below.

                                                                           MORE THAN
                                              THREE TO    MORE THAN ONE   THREE YEARS
                               WITHIN THREE    TWELVE        YEAR TO          TO        OVER FIVE
                                  MONTHS       MONTHS      THREE YEARS    FIVE YEARS      YEARS       TOTAL
                               ------------   ---------   -------------   -----------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
  Loans receivable (2):
    Single-family residential
      loans:
    Fixed....................   $   15,765    $  76,181    $  158,954      $ 128,667    $402,040    $  781,607
    Adjustable...............      124,883      118,532       125,468        200,260       4,385       573,528
  Multi-family residential:
    Fixed....................          398        3,844         3,936          4,384      13,673        26,235
    Adjustable...............      262,720       10,509            --             --          --       273,229
  Commercial, industrial and
    land:
    Fixed....................      167,874       96,780            --             --          --       264,654
    Adjustable...............        5,257       14,968        39,662         37,193     112,290       209,370
  Other loans (3)............      124,762      116,014       116,064         51,873      14,866       423,579
Mortgage-backed and other
  securities(4)..............       67,935       30,662        44,978         18,976      26,203       188,754
Other interest-earning
  assets(5)..................      372,863           --            --             --     155,734       528,597
                                ----------    ---------    ----------      ---------    --------    ----------
      Total..................    1,142,457      467,490       489,062        441,353     729,191     3,269,553
                                ----------    ---------    ----------      ---------    --------    ----------
Interest-bearing liabilities:
  Deposits:
    Checking accounts........      320,707           --            --             --          --       320,707
    Passbook accounts........      278,673           --            --             --          --       278,673
    Money market accounts....      112,998           --            --             --          --       112,998
    Term certificates of
      deposit(6).............      275,772      619,792       416,022          9,161          70     1,320,817
  Other borrowings...........           --           --       824,061             --     190,000     1,014,061
                                ----------    ---------    ----------      ---------    --------    ----------
      Total..................      988,150      619,792     1,240,083          9,161     190,070     3,047,256
                                ----------    ---------    ----------      ---------    --------    ----------
Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities................   $  154,307    $(152,302)   $ (751,021)     $ 432,192    $539,121    $  222,297
                                ==========    =========    ==========      =========    ========    ==========
Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities as a percent of
  total assets...............         4.66%       (4.60)%      (22.70)%        13.06%      16.30%         6.72%
                                ==========    =========    ==========      =========    ========    ==========
Cumulative excess
  (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities................   $  154,307    $   2,005    $ (749,016)     $(316,824)   $222,297
                                ==========    =========    ==========      =========    ========
Cumulative excess
  (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities as a percent of
  total assets...............         4.66%        0.06%       (22.64)%        (9.58)%      6.72%
                                ==========    =========    ==========      =========    ========

------------------------

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

(2) Balances have been reduced for non-performing loans, which amounted to $12.3 million at December 31, 2000.

(3) Comprised of commercial and consumer loans and loans secured by deposits.

(4) Does not include an unrealized loss on securities available for sale of $35.4 million.

(5) Comprised of cash equivalents, investment securities and FHLB stock.

(6) Includes $61.4 million of callable term certificates of deposits.

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

    The following table sets forth as of December 31, 2000 the Bank's estimated net interest income over a two year period and NPV based on the indicated changes in interest rates.

CHANGE (IN BASIS POINT)        NET INTEREST INCOME
 IN INTEREST RATES(1)            (NEXT TWO YEARS)            NPV
-----------------------       ----------------------       --------
                              (DOLLARS IN THOUSANDS)
         +300                         $189,737             $168,473
         +200                          186,001              205,732
         +100                          181,356              239,819
            0                          173,853              270,893
         -100                          166,703              287,480
         -200                          155,460              263,136
         -300                          141,897              237,092

------------------------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

    Management of the Bank believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Bank's assets and liabilities and the estimated effects of changes in interest rates on the Bank's net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. See "Item 1. Business-Regulation of Federal Savings Banks-Regulatory Capital Requirements" for a discussion of a proposed OTS regulation which would subject an institution with a greater than "normal" level of interest rate exposure to a deduction of an interest rate risk ("IRR") component in calculating its total capital for risk-based capital purposes. Based on the OTS model, at December 31, 2000, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

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

    The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell and federal funds sold. If the Bank requires funds beyond its ability to generate them internally, various forms of both short- and long-term borrowings provide an additional source of funds. At December 31, 2000, the Bank had $1.2 billion in borrowing capacity under a collateralized line of credit with the FHLB of San Francisco. Although the Bank has in the past utilized brokered deposits as a source of liquidity, the Bank does not currently rely upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

    As presented in the Consolidated Statement of Cash Flows for the year ended December 31, 2000 and 1999, the sources of liquidity vary between years. The primary sources of funds in 2000 were sales, principal repayments and maturities of investment securities and mortgage-backed securities totaling $336.9 million and an increase in deposit funds of $240.8 million. These sources of funds were used to reduce $500.7 million of Federal Home Loan Bank advances and securities sold under agreement to repurchase.

    In 1999 the Company secured a $10 million line of credit from a third-party commercial bank for operations and the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. The line of credit had been repaid in July 2000 and matured in November 2000.

    On July 2000, the subsidiary trust, a subsidiary of the Company, issued $309,000 of 11.045% common securities to the Company and $10,000,000 of 11.045% preferred securities in a private placement transaction. In connection with the subsidiary trust's issuance of the common securities and the preferred securities, the Company issued to the subsidiary trust $10,309,000 principal amount of its 11.045% junior subordinate notes, due July 2030 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. The Company's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

    On November 21, 2000, the Bank established a $5.0 million Federal Funds line with Wells Fargo Bank. This is an uncommitted line intended to support short-term liquidity.

    At December 31, 2000, the Bank had outstanding commitments to originate lines of credit of $836,000, and commitments to originate mortgage and non-mortgage loans of $24.1 million. Certificates of deposit which are scheduled to mature within one year totaled $895.6 million at December 31, 2000, and no borrowings were scheduled to mature within the same period. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

    CAPITAL RESOURCES. Federally insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. See "Item 1. Business-Regulation of Federal Savings Banks-Regulatory Capital Requirements."

    The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 2000.

                                              REQUIRED               ACTUAL                EXCESS
                                         -------------------   -------------------   -------------------
                                         PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT
                                         --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Tangible capital.......................    1.50%    $ 49,164     6.82%    $223,564     5.32%    $174,400
Tier 1 leverage capital................    4.00      131,105     6.82      223,564     2.82       92,459
Tier 1 risk-based capital(1)(2)........    4.00       85,174    10.50      223,564     6.50      138,390
Risk-based capital(1)(2)...............    8.00      170,349    11.47      244,317     3.47       73,968

------------------------

(1) Does not reflect the interest-rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

(2) Tangible and Tier 1 leverage (or core) capital are computed as a percentage of adjusted total assets of $3.3 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $2.1 billion.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in SFAS No. 107 disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was further amended by SFAS No. 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS
No. 133 for the decisions reached by the Derivatives Implementation Group Process. On January 1, 2001, the Company adopted SFAS 133, which did not have a material impact on the Company's financial position and results of operation. The three remaining interest rate corridors will mature during the first half of 2001, and management expects not to adopt hedge accounting, thereafter. Had the Company adopted SFAS 133 at December 31, 2000, the impact to earnings would have been $(19,000).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset and Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              PBOC HOLDINGS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
Independent Auditors' Report................................       60
Consolidated Statements of Financial Condition-December 31,
  2000 and 1999.............................................       61
Consolidated Statements of Operations-Years ended
  December 31, 2000, 1999 and 1998..........................       62
Consolidated Statements of Comprehensive Earnings
  (Loss)-Years ended December 31, 2000, 1999 and 1998.......       63
Consolidated Statements of Changes in Stockholders'
  Equity-Years ended December 31, 2000, 1999 and 1998.......       64
Consolidated Statements of Cash Flows-Years ended
  December 31, 2000, 1999 and 1998..........................       65
Notes to Consolidated Financial Statements..................       67

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
PBOC Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of PBOC Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive earnings (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PBOC Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Los Angeles, California
January 29, 2001

                              PBOC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash (note 3)...............................................  $   35,421   $   19,337
Cash equivalents (note 3)...................................     122,200        2,245
Securities available-for-sale, at estimated market values
  (notes 4, 13 and 14)......................................     502,608      771,864
Mortgage-backed securities held-to-maturity, market values
  $3,796 and $4,274 at December 31, 2000 and 1999 (notes 6
  and 14)...................................................       3,761        4,326
Loans receivable, net (notes 7, 8 and 14)...................   2,474,699    2,462,837
Real estate held for sale, net (note 9).....................         952          846
Premises and equipment, net (note 10).......................      10,805        7,105
Federal Home Loan Bank stock, at cost (note 14).............      53,355       66,643
Interest receivable.........................................      17,669       16,863
Goodwill (note 11)..........................................      22,949        7,246
Deferred tax assets (note 17)...............................      54,004       34,220
Other assets................................................       9,760        4,696
                                                              ----------   ----------
  Total assets..............................................  $3,308,183   $3,398,228
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 12)..........................................  $2,033,195   $1,647,337
Securities sold under agreements to repurchase (note 13)....     133,061      381,109
Advances from Federal Home Loan Bank (note 14)..............     871,000    1,123,700
Accrued expenses and other liabilities......................      14,048       28,754
Other borrowings (note 15)..................................          --        4,621
                                                              ----------   ----------
  Total liabilities.........................................   3,051,304    3,185,521
                                                              ----------   ----------
Company-obligated mandatorily redeemable preferred
  securities of a subsidiary trust holding solely junior
  subordinated deferrable interest notes of the Company
  (note 16).................................................      10,000           --
Commitments and contingencies (notes 7, 10 and 23)
  Minority interest (note 1)................................      33,250       33,250
Stockholders' equity (notes 1, 18, 19 and 25):
  Common stock, par value $.01 per share. Authorized
    75,000,000; issued 21,876,205 shares; and outstanding
    19,876,205 and 19,941,005 shares at December 31, 2000
    and 1999, respectively..................................         219          219
  Additional paid-in capital................................     259,207      259,260
  Accumulated other comprehensive loss......................     (35,021)     (38,300)
  Retained earnings (accumulated deficit)...................       8,555      (23,012)
  Treasury stock, at cost (2,000,000 and 1,935,200 shares at
    December 31, 2000 and 1999, respectively)...............     (19,331)     (18,710)
                                                              ----------   ----------
    Total stockholders' equity..............................     213,629      179,457
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $3,308,183   $3,398,228
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME:
  Cash equivalents..........................................  $    4,995   $    1,817   $    2,316
  Investment securities available-for-sale..................      25,058       24,052       17,746
  Mortgage-backed securities................................      22,923       34,535       32,439
  Loans receivable..........................................     195,089      166,595      125,851
  Federal Home Loan Bank stock..............................       4,207        3,429        2,521
                                                              ----------   ----------   ----------
    Total interest and dividend income......................     252,272      230,428      180,873
                                                              ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits (note 12)........................................      92,565       72,291       69,927
  Advances from the Federal Home Loan Bank..................      62,982       65,743       47,613
  Securities sold under agreements to repurchase............      21,477       23,478       22,159
  Other borrowings..........................................         859           19           --
  Senior debt...............................................          --           --          445
  Hedging costs, net (note 21)..............................          79          146          214
                                                              ----------   ----------   ----------
    Total interest expense..................................     177,962      161,677      140,358
                                                              ----------   ----------   ----------
Net interest income.........................................      74,310       68,751       40,515
Provision for loan losses (note 8)..........................       9,000        4,747        2,000
                                                              ----------   ----------   ----------
  Net interest income after provision for loan losses.......      65,310       64,004       38,515
                                                              ----------   ----------   ----------
OTHER INCOME:
  Loan service and loan related fees........................         793          219          111
  Gain (loss) on sale of mortgage-backed securities, net....      (8,218)      (3,217)       1,682
  Gain on loan and loan servicing sales, net (note 5).......         557           49          613
  Income (loss) from real estate operations, net (note 9)...         (39)         513        1,479
  Deposit fee income........................................       2,531        1,851        1,585
  Other income..............................................         600          477          966
                                                              ----------   ----------   ----------
  Total other income (loss).................................      (3,776)        (108)       6,436
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
  Personnel and benefits....................................      18,508       15,719       23,814
  Occupancy.................................................      11,382       10,056        8,371
  FDIC insurance............................................         893        1,408        7,316
  Professional services.....................................       3,035        1,511        1,294
  Office related expenses...................................       5,542        5,142        4,393
  Other.....................................................       6,693        4,287        1,774
                                                              ----------   ----------   ----------
  Total operating expenses..................................      46,053       38,123       46,962
                                                              ----------   ----------   ----------
Earnings (loss) before income tax benefit, minority interest
  and extraordinary item....................................      15,481       25,773       (2,011)
Income tax benefit (note 17)................................      19,562        4,500       16,390
                                                              ----------   ----------   ----------
Earnings before minority interest and extraordinary item....      35,043       30,273       14,379
Minority interest...........................................       3,476        3,476        3,476
                                                              ----------   ----------   ----------
  Earnings before extraordinary item........................      31,567       26,797       10,903
Extraordinary item--gain on sale of FHLB advances...........          --        6,678           --
                                                              ----------   ----------   ----------
  Net earnings..............................................      31,567       33,475       10,903
Preferred dividends.........................................          --           --       (2,160)
                                                              ----------   ----------   ----------
  Net earnings available to common stockholders.............  $   31,567   $   33,475   $    8,743
                                                              ==========   ==========   ==========
Earnings per share, basic and diluted before extraordinary
  item......................................................  $     1.59   $     1.31   $     0.59
Earnings per share, basic and diluted.......................  $     1.59   $     1.63   $     0.59
Weighted average shares outstanding.........................  19,877,415   20,487,111   14,793,644

          See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net earnings................................................  $31,567    $33,475    $10,903

Other comprehensive earnings (loss):

Unrealized gain (loss) on securities available-for-sale.....   (4,939)   (26,517)   (11,190)

Reclassification of realized (gain) loss included in
  earnings..................................................    8,218      1,422       (447)

Decrease (increase) in minimum pension liability, net of
  tax.......................................................       --        820       (121)
                                                              -------    -------    -------

Other comprehensive earnings (loss).........................    3,279    (24,275)   (11,758)
                                                              -------    -------    -------

Comprehensive earnings (loss)...............................  $34,846    $ 9,200    $  (855)
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                       COMMON STOCK                           ACCUMULATED
                                                 ---------------------------------------------------------       OTHER
                                                                                             ADDITIONAL      COMPREHENSIVE
                                                 PREFERRED STOCK     NUMBER      AMOUNT    PAID-IN CAPITAL   INCOME (LOSS)
                                                 ---------------   ----------   --------   ---------------   --------------
Balance, December 31, 1997                            $  5             98,502     $  1        $129,814          $ (2,267)
  Net earnings.................................         --                 --       --              --                --
  Change in unrealized losses on securities....         --                 --       --              --           (11,637)
  Conversion of preferred stock to common......         (5)         8,527,473       --              --                --
  Split of common stock 32 for 1...............         --            (98,502)      --              --                --
  Split of common stock 32 for 1...............         --          3,152,065       --              --                --
  Issuance of common stock in initial public
    offering...................................         --         10,196,667      218         129,393                --
  Preferred dividend paid......................         --                 --       --              --                --
  Change in minimum pension liability..........         --                 --       --              --              (121)
  Purchases of treasury stock..................         --           (835,000)      --              --                --
                                                      ----         ----------     ----        --------          --------
Balance, December 31, 1998                              --         21,041,205      219         259,207           (14,025)
  Net earnings.................................         --                 --       --              --                --
  Change in unrealized losses on securities....         --                 --       --              --           (25,095)
  Stock based compensation.....................         --                 --       --              53                --
  Change in minimum pension liability..........         --                 --       --              --               820
  Purchases of treasury stock..................         --         (1,100,200)      --              --                --
                                                      ----         ----------     ----        --------          --------
Balance, December 31, 1999                              --         19,941,005      219         259,260           (38,300)
  Net earnings.................................         --                 --       --              --                --
  Change in unrealized losses on securities....         --                 --       --              --             3,279
  Stock based compensation.....................         --                 --       --             (53)               --
  Purchases of treasury stock..................         --            (64,800)      --              --                --
                                                      ----         ----------     ----        --------          --------
Balance, December 31, 2000                            $ --         19,876,205     $219        $259,207          $(35,021)
                                                      ====         ==========     ====        ========          ========


                                                 ACCUMULATED
                                                   EARNINGS     TREASURY
                                                  (DEFICIT)      STOCK      TOTAL
                                                 ------------   --------   --------
Balance, December 31, 1997                         $(47,951)    $    --    $ 79,602
  Net earnings.................................      10,903          --      10,903
  Change in unrealized losses on securities....          --          --     (11,637)
  Conversion of preferred stock to common......          --          --          (5)
  Split of common stock 32 for 1...............          --          --          --
  Split of common stock 32 for 1...............          --          --          --
  Issuance of common stock in initial public
    offering...................................          --          --     129,611
  Preferred dividend paid......................     (19,439)         --     (19,439)
  Change in minimum pension liability..........          --          --        (121)
  Purchases of treasury stock..................          --      (8,308)     (8,308)
                                                   --------     --------   --------
Balance, December 31, 1998                          (56,487)     (8,308)    180,606
  Net earnings.................................      33,475          --      33,475
  Change in unrealized losses on securities....          --          --     (25,095)
  Stock based compensation.....................          --          --          53
  Change in minimum pension liability..........          --          --         820
  Purchases of treasury stock..................          --     (10,402)    (10,402)
                                                   --------     --------   --------
Balance, December 31, 1999                          (23,012)    (18,710)    179,457
  Net earnings.................................      31,567          --      31,567
  Change in unrealized losses on securities....          --          --       3,279
  Stock based compensation.....................          --          --         (53)
  Purchases of treasury stock..................          --        (621)       (621)
                                                   --------     --------   --------
Balance, December 31, 2000                         $  8,555     $(19,331)  $213,629
                                                   ========     ========   ========

            See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.........................................  $    31,567   $    33,475   $    10,903
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization......................        1,871         1,844         1,221
    Provision for loan and real estate losses..........        9,000         4,747         2,000
    Decrease in valuation allowance on net deferred tax
      asset............................................      (25,388)      (15,870)      (15,569)
    Decrease in net deferred tax asset.................        6,550         8,966           829
    Write-down for discontinued lease operations.......           51            51            55
    Amortization and accretion of premiums, discounts
      and deferred fees................................       (5,514)        7,786        11,524
    Amortization of purchase accounting intangible
      assets, premiums and discounts, net..............          155           184           180
    (Gain) loss on sale of mortgage-backed
      securities.......................................        8,218         3,217        (1,682)
    Gain on sale of FHLB advances......................           --         6,678            --
    Gain on sale of loans and loan servicing...........         (557)          (49)         (613)
    (Gain) loss on real estate sales...................            4          (602)       (2,180)
    Federal Home Loan Bank stock dividend..............       (4,194)       (3,421)       (1,640)
    (Increase) decrease in accrued interest
      receivable.......................................         (219)          744        (4,391)
    Increase (decrease) in accrued interest payable....         (878)       (1,898)        5,974
    (Increase) decrease in other assets................       (3,793)        5,892        (3,526)
    Increase (decrease) in accrued expenses............      (14,059)       13,645         1,349
    Amortization of goodwill and core deposit
      intangible.......................................        1,912           481            68
                                                         -----------   -----------   -----------
      Net cash provided by operating activities........        4,726        65,870         4,502
                                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment and mortgage-backed
    securities available-for-sale......................      272,443       318,823       514,841
  Proceeds from sale of loans and servicing rights.....       22,963        94,111        43,034
  Investment and mortgage-backed security principal
    repayments and maturities..........................       64,475       153,189       173,830
  Loan originations, net of repayments and net
    chargeoffs.........................................       51,789      (228,128)      206,219
  Purchases of investments and mortgage-backed
    securities available-for-sale......................      (24,251)     (270,731)   (1,134,026)
  Purchases of loans...................................      (24,038)     (193,395)     (876,898)
  Costs capitalized on real estate.....................          123            40          (174)
  Proceeds from sale of real estate....................          886         8,823        18,923
  Additions to premises and equipment..................       (4,924)       (1,921)       (1,937)
  Purchase of FHLB stock...............................           --           (72)      (37,876)
  Redemption of FHLB stock.............................       17,482            --            --
  Increase in goodwill and core deposit intangible.....      (17,615)       (6,953)         (402)
  The Bank of Hollywood acquisition....................       27,178            --            --
                                                         -----------   -----------   -----------
    Net cash provided by (used in) investing
      activities.......................................      386,511      (126,214)   (1,094,466)
                                                         -----------   -----------   -----------

                              PBOC HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital infusion, net..................  $        --   $        --   $   129,611
  Repayment on senior debt.............................           --            --       (11,370)
  Preferred dividend paid..............................           --            --       (19,439)
  Redemption of preferred stock........................           --            --            (5)
  Purchases of treasury stock..........................         (621)      (10,402)       (8,308)
  Net increase in deposits.............................      240,792       105,175       275,547
  Net increase (decrease) in securities sold under
    agreements to repurchase...........................     (248,048)       17,109        23,212
  Proceeds from FHLB advances..........................    4,916,894     3,344,743     4,360,900
  Repayment of FHLB advances...........................   (5,169,594)   (3,425,721)   (3,634,900)
  Net change in other borrowings.......................       (4,621)        4,621            --
  Issuance of preferred securities of a subsidiary
    trust..............................................       10,000            --            --
                                                         -----------   -----------   -----------
    Net cash provided by (used in) financing
      activities.......................................     (255,198)       35,525     1,115,248
                                                         -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents...      136,039       (24,819)       25,284

Cash and cash equivalents at beginning of year.........       21,582        46,401        21,117
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year...............  $   157,621   $    21,582   $    46,401
                                                         ===========   ===========   ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest...........................................  $   178,841   $   163,575   $   134,632
    Income taxes.......................................        2,690           300           120

Supplemental schedule of non cash investing and
  financing activities:
  Foreclosed real estate...............................  $     1,185   $     6,384   $    10,248
  Loans originated in connection with sale of
    foreclosed real estate.............................           --            --         6,147
  Transfer of loans held for investment to loans held
    for sale...........................................       22,406        94,062        42,421

          See accompanying notes to consolidated financial statements.

                              PBOC HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    On May 15, 1998, the Company completed an Offering of its Common Stock ("IPO"). An aggregate of 14.6 million shares of Common Stock were sold to the public at an Offering price of $13.75 per share, of which 10.2 million shares were issued and sold by the Company and 4.4 million shares were sold by the existing stockholders of the Company.

    The following is a description of significant accounting and reporting policies which the Company follows in preparing and presenting its consolidated financial statements.

BASIS OF ACCOUNTING

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which conform to general practice within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, People's Bank of California and PBOC Capital Trust, all of which are wholly owned, except for one of the Bank's subsidiaries, People's Preferred Capital Corporation ("PPCC"), in which the Bank owns all of the common stock. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The premium or discount percentage is determined by adjusting the securities' yields for estimated prepayments when prepayments are probable and the timing and amount of prepayments can be reasonably estimated based on market consensus prepayment rates.

COMMITMENT FEES

    Commitment fees received in connection with the origination or purchase of loans are deferred and recognized over the life of the resulting loans using the interest method as an adjustment of yield. If the commitment, or a portion thereof, expires unexercised, deferred commitment fees are recognized in income upon expiration of the commitment. Direct costs, if any, to originate a commitment are expensed as incurred. Expired commitment fees of $41,000 were recognized during the year ended December 31, 2000. There were no expired commitment fees recorded during 1999.

    Commitment fees paid to an investor in connection with the sale of loans are expensed and reduce the net sales proceeds at the time of sale.

INVESTMENT SECURITIES

    Management determines the appropriate classification of its securities (mortgage-backed and investment securities) at the time of purchase or origination.

    SECURITIES AVAILABLE-FOR-SALE--Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are recorded at fair value. Both unrealized gains and losses on securities available-for-sale are included in other comprehensive earnings (loss) in the consolidated statements of financial condition until these gains or losses are realized. Gains or losses on sales of securities available-for-sale are based on the specific-identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations. Premiums and discounts are accreted or amortized using the interest method over the estimated life of the securities.

    SECURITIES HELD-TO-MATURITY--Securities that management has the intent and the Bank has the ability at the time of purchase or origination to hold until maturity are classified as securities held-to-maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the interest method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations.

    FHLB STOCK--This asset is owned due to regulatory requirements and is carried at cost. This stock is pledged as collateral to secure FHLB advances.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRED LOANS

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

REAL ESTATE HELD FOR SALE

    Real estate acquired in settlement of loans is recorded at the date of acquisition at fair value. Fair value is determined based on recent appraisals or discounted cash flow calculations. The excess of the loan balance over fair value of the asset acquired, if any, is charged to the allowance for loan losses upon foreclosure. Subsequent to foreclosure, estimated disposition costs and additional decreases in the carrying value of foreclosed properties are recognized through a provision charged to operations. An allowance for losses equal to the excess of the book value over the fair value of the property, less estimated selling costs is maintained. The allowance for losses is increased or decreased for subsequent changes in estimated fair market value. Costs of developing and improving such property to facilitate

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sale are capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against operations as incurred.

DEPRECIATION AND AMORTIZATION

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lives of the assets or term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred.

TAXES ON INCOME

    The Company uses the asset and liability method for measurement and recognition of income taxes. The statements of financial condition amounts of net deferred tax assets or liabilities are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their financial statement basis, plus available tax operating loss carryforwards and tax credit carryforwards, reduced by a valuation allowance for that portion of tax assets not considered more likely than not to be realized. Deferred income tax benefit is recognized for the change in net deferred tax assets or liabilities, plus the valuation allowance change. Current income taxes (benefit) is the amount of total taxes currently payable (receivable).

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

    Premiums paid for and discounts associated with, and costs and fees of interest rate swap, cap, floor and corridor contracts are amortized or accredited into interest expense on a straight-line basis over the life of the contracts. On January 1, 2001, the Company adopted SFAS 133, which did not have a material impact on the Company's financial position and results of operations. The three remaining interest rate corridors will mature during the first half of 2001, and management expects not to adopt hedge accounting, thereafter. Had the Company adopted SFAS 133 at December 31, 2000, the impact to earnings would have been $(19,000).

EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

STOCK OPTION PLAN

    During 1999, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for stock option grants made in 1999 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS
No. 123.

    In March 2000, the Financial Accounting Standards Board issued "FASB Interpretation No. 44--Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB 25. The provisions of this Interpretation were effective July 1, 2000, and shall be applied prospectively. Management adopted FASB Interpretation No. 44 on July 1, 2000 and FASB Interpretation No. 44 did not impact the Company's accounting for stock options.

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

CASH AND CASH EQUIVALENTS

    For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments (investments) purchased with an original maturity of three months or less to be cash equivalents. This currently includes cash and amounts due from banks, Federal funds sold, commercial paper and time deposit accounts.

VOLUNTARY SUPERVISORY AGREEMENT

    On June 16, 2000, the Company formalized on-going plans to reduce interest rate risk, strengthen its lending infrastructure, and fill open positions on the Board of Directors at the request of the Office of Thrift Supervision ("OTS") through a voluntary supervisory agreement between the OTS and the Bank. The adoption of the supervisory agreement formalizes many of the steps the Company has

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) already taken to expand and strengthen its lending programs, particularly in the consumer and commercial areas.

    The Bank implemented an asset/liability management strategy to limit its exposure to earnings and asset valuation fluctuations resulting from interest rate changes over time. The Bank reduced its interest rate sensitivity gap, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.

    As part of the program to strengthen its lending infrastructure, the Company has expanded and refined its loan underwriting and review policies and procedures. In addition, during the year the Company added several experienced commercial bankers to its senior management team.

    In August 2000, the Company added two new directors to the Boards of the Company and the Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. Among other things, it amends SFAS No.107, "Disclosure about Fair Value of Financial Instruments," to include in SFAS No. 107 disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was further amended by SFAS No. 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS
No. 133 for the decisions reached by the Derivatives Implementation Group Process. On January 1, 2001, the Company adopted SFAS 133, which did not have a material impact on the Company's financial position and results of operations. The three remaining interest rate corridors will mature during the first half of 2001, and management expects not to adopt hedge accounting, thereafter. Had the Company adopted SFAS 133 at December 31, 2000, the impact to earnings would have been $(19,000).

INITIAL PUBLIC OFFERING

    On May 15, 1998, the Company completed its Offering of its Common Stock. An aggregate of 12,666,667 shares of Common Stock were sold to the public at an Offering price of $13.75 per share, of which 8,866,667 shares were issued and sold by the Company and 3,800,000 shares were sold by the existing stockholders of the Company. In connection with the underwriting agreement executed by the

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company with the underwriters of the IPO, the Company granted the underwriters an option to purchase up to an additional 1,900,000 shares of Common Stock, on the same terms and conditions as in the IPO, solely to cover over-allotments, if any. Such over-allotment option was exercised in full, and on May 21, 1998, the Company and the original stockholders sold an additional 1,330,000 shares and 570,000 shares, respectively. The Company did not receive any proceeds from the sale of shares by the existing stockholders.

RECLASSIFICATION

    Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation.

NOTE 2: ACQUISITIONS, PENDING ACQUISITION AND MERGER AGREEMENT WITH FBOP CORPORATION

ACQUISITIONS

    On January 31, 2000, using the purchase accounting method, the Company completed the acquisition of The Bank of Hollywood ("BOH"), a California-chartered commercial bank with $157.4 million in assets and $145.1 million in deposits for a cash purchase price of $27.2 million. In connection with the acquisition, the Company recorded an addition of $15.3 million of goodwill which is being amortized on a straight-line basis over 15 years.

    On December 4, 2000, the Company completed the acquisition of two branch offices and related deposits from another bank. The purchase of the two offices includes buildings, furniture, fixtures and equipment totaling $4.1 million. The two branches have a combined deposit base of just over $52.5 million. In connection with the acquisition the Company recorded an addition of $2.3 million in core deposit intangible, which is being amortized on a straight-line basis over 8 years.

PENDING ACQUISITION

    MERGER AGREEMENT WITH BYL BANCORP. On November 2, 2000, the Company announced the signing of a definitive merger agreement for the Company to acquire BYL Bancorp and its wholly owned commercial bank subsidiary, BYL Bank Group ("BYL"). BYL, which was chartered as a California commercial bank in 1980, is headquartered in Orange, California and operates seven full-service branches and two loan origination offices in Orange and Riverside counties. The combined institution will have 33 branch offices and approximately $3.5 billion in total assets, servicing Los Angeles, Orange, Ventura and Riverside counties. BYL Bancorp also originates for sale, single-family residential loans. BYL had total assets of $284.9 million, total deposits of $254.4 million and stockholders' equity of $29.2 million at December 31, 2000, the last date as to which public financial information was available.

    Under the terms of the merger agreement, which was approved unanimously by both boards of directors, holders of BYL Bancorp common stock will receive $15.00 in cash for each share of BYL Bancorp common stock owned. The cash amount may be adjusted upward or downward under certain circumstances, which are set forth in the agreement. The transaction, which has an approximate value of $39 million, will be accounted for as a purchase and will add $11 million in goodwill to the balance sheet. The purchase is expected to close during the first half of calendar 2001 pending regulatory approvals and approval of BYL Bancorp's shareholders. BYL Bancorp has scheduled a special meeting

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2: ACQUISITIONS, PENDING ACQUISITION AND MERGER AGREEMENT WITH FBOP CORPORATION (CONTINUED) of its shareholders for March 21, 2001 to vote on the merger agreement and the transactions contemplated thereunder. The description of the merger does not purport to be complete and is quantified in its entirety by reference to the text of the merger agreement. See the Exhibit Index included in this Form 10-K.

    MERGER AGREEMENT WITH FBOP CORPORATION. On December 8, 2000, PBOC agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. In the merger, each share of PBOC's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $10.00. The merger will be a taxable transaction to shareholders generally. Shareholders of PBOC will have no equity interest in either PBOC or FBOP after completion of the merger.

    The consummation of the merger is subject to certain conditions, including approval by the shareholders of PBOC and applicable regulatory approvals. PBOC has scheduled a special meeting of its shareholders to vote on the merger on April 19, 2001. The parties expect that the merger will be consummated in the second quarter of 2001.

NOTE 3: CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consisted of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                              2000         1999
                                                           ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Cash.....................................................   $ 35,421      $19,337
Cash equivalents:
  Federal Funds Sold.....................................    121,800        2,000
  Time deposit accounts..................................        400          245
                                                            --------      -------
  Total cash equivalents.................................    122,200        2,245
                                                            --------      -------
Total cash and cash equivalents..........................   $157,621      $21,582
                                                            ========      =======

    The Company manages its cash and cash equivalents (consisting of federal funds sold, commercial paper, securities purchased under agreement to resell and time deposit accounts) based upon the Company's operating, investing and financing activities. During the year ended December 31, 2000 and 1999, the Company's average federal funds sold amounted to $40.2 million and $20.9 million, respectively. The weighted average interest rate on such federal funds sold were 6.14% and 4.98%, for the years ended December 31, 2000 and 1999, respectively. During the years 2000 and 1999, the average commercial paper purchased was $32.3 million and zero, respectively. The average weighted interest rate on commercial paper purchased during 2000 was 6.84%. The outstanding balance of commercial paper at December 31, 2000 and 1999 was zero. The bank also from time to time purchases securities under agreements to resell and those securities are held by a third party institution.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 3: CASH AND CASH EQUIVALENTS (CONTINUED)
The average outstanding balance of such agreements was $4.3 million and $10.4 million during the years ended December 31, 2000 and 1999, respectively. The weighted interest rate on such agreements was approximately 6.16% and 5.08% during the years ended December 31, 2000 and 1999, respectively. The maximum outstanding balance at any month-end was $35.0 million and $78.0 million during 2000 and 1999, respectively. The outstanding balance of securities under agreement to resell at December 31, 2000 and 1999 was zero.

    For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, commercial paper, securities under agreements to resell and time deposit accounts.

NOTE 4: SECURITIES AVAILABLE-FOR-SALE

    The Bank holds certain securities available-for-sale. The amortized cost, unrealized gains and losses, and estimated fair value of securities available-for-sale at December 31, 2000 and 1999 were as follows (dollars in thousands):

                                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                            2000
                                                      ------------------------------------------------
Debt securities issued by government agencies:
  Due after five years to ten years.................  $ 37,000       $ --       $   (999)    $ 36,001
Corporate trust preferred:
  Due after ten years...............................   239,422         --        (22,624)     216,798
Mortgage-backed securities..........................   184,742        389         (3,729)     181,402
SBA certificates....................................    48,864         --           (562)      48,302
Asset backed securities.............................     8,497         --            (92)       8,405
Non-investment-grade corporate trust preferred......
  securities                                            19,510         --         (7,810)      11,700
                                                      --------       ----       --------     --------
    Total securities available-for-sale.............  $538,035       $389       $(35,816)    $502,608
                                                      ========       ====       ========     ========

                                                                            1999
                                                      ------------------------------------------------
Debt securities issued by government agencies:
  Due after five years to ten years.................  $ 37,000       $ --       $ (2,798)    $ 34,202
Corporate trust preferred:
  Due after ten years...............................   259,177         --        (17,302)     241,875
  Mortgage-backed securities........................   439,739        237        (18,537)     421,439
  SBA certificates..................................    64,747        257           (450)      64,554
  Asset backed securities...........................     9,907         --           (113)       9,794
                                                      --------       ----       --------     --------
    Total securities available-for-sale.............  $810,570       $494       $(39,200)    $771,864
                                                      ========       ====       ========     ========

    Proceeds from sales of investments and mortgage-backed securities available-for-sale were approximately $272,443,000, $318,823,000 and $514,841,000 in each of the years ended December 31, 2000, 1999 and 1998, respectively, and resulted in gross realized gains of approximately $456,000,

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4: SECURITIES AVAILABLE-FOR-SALE (CONTINUED)
$204,000 and $1,847,000, respectively, and gross realized losses of approximately $8,674,000, $3,421,000 and $165,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000 and 1999, the amortized cost and estimated fair value of mortgage-backed securities available-for-sale pledged to secure borrowings and swap agreements are as follows:

                                                               2000                     1999
                                                      ----------------------   ----------------------
                                                      AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                        COST      FAIR VALUE     COST      FAIR VALUE
                                                      ---------   ----------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Pledged against:
  Securities sold under agreements to repurchase....  $152,712     $150,081    $420,531     $399,973
  Advances from Federal Home Loan Bank..............    52,187       51,570      68,896       67,779
  Swap and corridor agreements......................        --           --          65           65
  Treasury tax and loan account.....................       550          550      13,698       12,840
                                                      --------     --------    --------     --------
                                                      $205,449     $202,201    $503,190     $480,657
                                                      ========     ========    ========     ========

NOTE 5: LOANS HELD-FOR-SALE

    Proceeds from sales of loans held-for-sale and servicing rights were approximately $23.0 million, $94.1 million and $43.0 million in each of the years ended December 31, 2000, 1999 and 1998, respectively. The sales resulted in net realized gains of approximately $557,000, $49,000 and $613,000 in each of the years ended December 31, 2000, 1999 and 1998, respectively. In 1997 the Company deferred gains totaling $5.3 million on the sales of servicing rights for loans owned by the Bank. The unamortized balance of the deferred gain was $1.3 million and $2.1 million at December 31, 2000 and 1999, respectively.

NOTE 6: MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

    The amortized cost, unrealized gains and losses, and estimated fair value of mortgage-backed securities held-to-maturity at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                           AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                           ---------   ----------   ----------   ----------
2000....................................    $3,761         $35         $ --        $3,796
                                            ======         ===         ====        ======
1999....................................    $4,326         $ 4         $(56)       $4,274
                                            ======         ===         ====        ======

    Substantially all mortgage-backed securities are collateralized by single-family residence secured loans. There were no sales of mortgage-backed securities held-to-maturity in 2000 and 1999.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7: LOANS RECEIVABLE

    A summary of loans receivable at December 31, 2000 and 1999 is as follows (dollars in thousands):

                                                                 2000         1999
                                                              ----------   ----------
Real estate loans
Single-family residential:
  Fixed-rate................................................  $  782,659   $1,057,956
  Variable-rate.............................................     574,495      417,195
Multifamily, primarily variable-rate........................     300,008      327,252
Commercial and industrial...................................     477,314      420,919
Land, primarily fixed-rate..................................         704          847
                                                              ----------   ----------
Real estate loans...........................................   2,135,180    2,224,169
                                                              ----------   ----------
Commercial business loans, primarily variable-rate..........     160,768      159,740
Consumer loans, primarily fixed-rate........................     267,106      199,879
Secured by deposits.........................................       1,343        1,918
                                                              ----------   ----------
  All loans.................................................   2,564,397    2,585,706
Less:
  Undistributed loan proceeds...............................      67,427       95,683
  Unamortized net loan (premiums)/discounts and deferred
    origination fees........................................      (2,752)       4,045
  Deferred gain on servicing sold...........................       1,333        2,090
  Allowance for loan losses (note 8)........................      23,690       21,051
                                                              ----------   ----------
                                                              $2,474,699   $2,462,837
                                                              ==========   ==========

    Nonaccrual loans were $12.3 million, $3.2 million and $8.5 million at December 31, 2000, 1999 and 1998, respectively. If loans which were on nonaccrual at December 31, 2000, 1999 and 1998 had performed in accordance with their terms for the year or since origination, if shorter, interest income from these loans would have been $1,594,000, $372,000 and $950,000, respectively. Interest collected on these loans for these years was $944,000, $140,000 and $364,000, respectively.

    Certain loans meet the criteria of trouble debt restructuring ("TDR"). TDR's totaled $3.8 million and $6.5 million at December 31, 2000 and 1999, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans are classified as TDR's at December 31, 2000.

    The Company's variable-rate real estate loans are indexed primarily to the COFI and U.S. Treasury one-year and ten-year CMT. Commercial business loans are indexed primarily to prime rate.

    Substantially all real estate collateralized loans are secured by first trust deeds. The Bank's loan portfolio is concentrated primarily in the state of California. The commercial real estate secured portfolio is diversified with no significant industry concentrations of credit risk. Single-family residential, multifamily, and commercial real estate secured loans are concentrated primarily in the state of California, which comprised 83.6% of the portfolio of such loans at December 31, 2000. The remaining 16.4% of the portfolio of such loans, was spread over 46 states and the District of Columbia, with no significant concentration in any of these states.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7: LOANS RECEIVABLE (CONTINUED)
    At December 31, 2000, the Company had loan commitments to originate loans, as follows (dollars in thousands):

Real estate loans
  Single-family residential.................................  $ 3,066
  Construction loans........................................   19,306
  Commercial business loan..................................    1,763
  Home equity lines of credit...............................      836
                                                              -------
                                                              $24,971
                                                              =======

    In addition to the above loan commitments, the Bank had an outstanding loan commitment for $44,000 on one syndicated commercial non-performing loan.

    Other than the above loan commitments the Bank had no additional outstanding commitments to originate or purchase loans.

NOTE 8: ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

    An analysis of the activity in the allowance for loan losses for each of the years ended December 31, 2000, 1999 and 1998 is as follows (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance at beginning of year................................  $21,051    $18,897    $17,824
Addition to allowance due to Bank of Hollywood
  acquisition...............................................    2,085         --         --
Provision for loan losses...................................    9,000      4,747      2,000
Transfer to other real estate owned.........................      (50)        --         --
Recoveries credited to the allowance........................      874        503         85
                                                              -------    -------    -------
                                                               32,960     24,147     19,909
Losses charged to the allowance.............................   (9,270)    (3,096)    (1,012)
                                                              -------    -------    -------
Balance at end of year......................................  $23,690    $21,051    $18,897
                                                              =======    =======    =======

    The Bank's gross impaired loans were $16.9 million and $7.2 million as of December 31, 2000 and 1999, respectively. The average impaired loans for the years ended 2000, 1999 and 1998 were $14.2 million, $9.6 million, and $9.6 million, respectively. Gross impaired loans with a valuation allowance totaled $9.1 million and gross impaired loans without a valuation allowance totaled $7.8 million at December 31, 2000. Interest income recognized related to these loans was $1.1 million, $465,000 and $552,000 for 2000, 1999 and 1998, respectively.

    The valuation allowance related to impaired loans was $2.6 million and $969,000 at December 31, 2000 and 1999, respectively, and is included in the schedule of the allowance for loan losses described above.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 9: REAL ESTATE HELD FOR SALE

    Real estate at December 31, 2000 and 1999, consisted of the following (dollars in thousands):

                                                                2000       1999
                                                              --------   --------
Acquired in settlement of loans:
  Single-family residential.................................   $  368      $883
  Multi-family residential..................................      634        --
                                                               ------      ----
                                                                1,002       883
  Less allowance for losses.................................      (50)      (37)
                                                               ------      ----
    Acquired in settlement of loans.........................   $  952      $846
                                                               ======      ====

    A summary of the components of the income from real estate operations in each of the years ended December 31, 2000, 1999 and 1998 is as follows (dollars in thousands):

                                                           2000       1999       1998
                                                         --------   --------   --------
Gross income from real estate operations...............    $  2       $338      $1,147
Operating expenses.....................................      37        374       1,848
                                                           ----       ----      ------
  Loss from operations.................................     (35)       (36)       (701)
Gain (loss) on real estate sales.......................      (4)       602       2,180
                                                           ----       ----      ------
  Gain (loss) from real estate operations..............     (39)       566       1,479
Provisions for losses..................................      --        (53)         --
                                                           ----       ----      ------
  Total income (loss) from real estate operations......    $(39)      $513      $1,479
                                                           ====       ====      ======

    An analysis of the activity in the allowance for losses for real estate acquired and direct real estate investments for each of the years ended December 31, 2000, 1999 and 1998, respectively, is as follows (dollars in thousands):

                                                              DIRECT REAL
                                                REAL ESTATE     ESTATE
                                                 ACQUIRED     INVESTMENTS    TOTAL
                                                -----------   -----------   --------
Balance, December 31, 1997....................    $ 1,418       $ 6,146     $ 7,564
Charge-offs                                        (1,418)       (6,146)     (7,564)
                                                  -------       -------     -------
Balance, December 31, 1998....................         --            --          --
Provision for losses..........................         53            --          53
Charge-offs...................................        (16)           --         (16)
                                                  -------       -------     -------
Balance, December 31, 1999....................         37            --          37
Transfer from allowance for loan losses.......         50            --          50
Charge-offs...................................        (37)           --         (37)
                                                  -------       -------     -------
Balance, December 31, 2000....................    $    50       $    --     $    50
                                                  =======       =======     =======

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10: PREMISES AND EQUIPMENT

    Premises and equipment at December 31, 2000 and 1999, consisted of the following (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
Land....................................................  $  3,771   $    521
Buildings...............................................     1,915        999
Furniture, fixtures and equipment.......................    16,805     16,125
Leasehold improvements..................................     7,205      5,857
                                                          --------   --------
                                                            29,696     23,502
Less accumulated depreciation and amortization..........   (18,891)   (16,397)
                                                          --------   --------
                                                          $ 10,805   $  7,105
                                                          ========   ========

    The Bank is committed to operating leases on certain premises. Certain of these leases require the Bank to pay property taxes and insurance. Some are subject to annual inflation adjustments, and have renewal options of various periods at various rates. Lease expense on all property totaled approximately $3.7 million, $3.0 million and $2.6 million, net of sublease income of approximately $201,000, $164,000 and $166,000, in each of the years ended December 31, 2000, 1999 and 1998, respectively.

    Approximate minimum lease commitments under noncancellable operating leases at December 31, 2000 are as follows (dollars in thousands):

YEAR                                                GROSS     SUBLEASE     NET
----                                               --------   --------   --------
2001.............................................  $ 3,749     $(300)    $ 3,449
2002.............................................    3,368      (203)      3,165
2003.............................................    3,111      (203)      2,908
2004.............................................    2,674      (103)      2,571
2005.............................................    2,448       (75)      2,373
Thereafter.......................................    5,169        --       5,169
                                                   -------     -----     -------
                                                   $20,519     $(884)    $19,635
                                                   =======     =====     =======

NOTE 11: GOODWILL

    The Company's goodwill account totaled $22.9 million and $7.2 million at December 31, 2000 and 1999, respectively. In January 2000, the Company acquired The Bank of Hollywood, a California commercial bank with $157.4 million of assets and $145.1 million of deposits. The Company also acquired two branches from another bank, which included buildings, furniture and fixtures and equipment and $52.5 million in deposits, during December 2000. As a result, the Company's Goodwill account increased $15.7 million at December 31, 2000, which represents the excess of purchase price over the fair value of the assets acquired.

    Goodwill amortization was $1.9 million and $481,000 for the twelve months ended December 31, 2000 and 1999, respectively.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12: DEPOSITS

    Deposits at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                          2000                        1999
                                                -------------------------   -------------------------
                                                               WEIGHTED                    WEIGHTED
                                                  AMOUNT     AVERAGE RATE     AMOUNT     AVERAGE RATE
                                                ----------   ------------   ----------   ------------
Transaction accounts:
  Checking accounts...........................  $  320,707       0.59%      $  214,113       1.08%
  Passbook accounts...........................     112,998       2.55          134,377       3.33
  Money market accounts.......................     278,673       5.15          152,899       4.37
                                                ----------                  ----------
  Transaction accounts........................     712,378       2.68          501,389       2.69
                                                ----------                  ----------
Term certificates:
  3-month.....................................     264,065       5.82            6,857       3.71
  6-month.....................................     142,649       6.02           52,922       4.47
  12-month....................................     177,270       6.29          627,514       5.21
  18-month....................................     250,759       6.60           35,897       5.13
  24-month....................................      16,933       6.10           72,003       5.30
  36-month....................................      40,461       6.76           11,580       5.64
  48-month....................................       2,282       5.64              775       5.54
  60-month....................................      16,622       7.06           17,967       5.84
  $100,000 and over...........................     409,776       6.42          320,433       5.27
                                                ----------                  ----------
    Term certificates.........................   1,320,817       6.29        1,145,948       5.19
                                                ----------                  ----------
      Total...................................  $2,033,195       5.02%      $1,647,337       4.43%
                                                ==========       ====       ==========       ====

    Term certificates of deposit outstanding by remaining maturity date at December 31, 2000 are as follows (dollars in thousands):

                                                                      WEIGHTED
                                                         AMOUNT     AVERAGE RATE
                                                       ----------   ------------
Due within 3 months..................................  $  367,795       5.87%
Over 3 months but within 6 months....................     185,788       5.98
Over 6 months but within 9 months....................     223,136       6.64
Over 9 months but within 12 months...................      57,451       5.45
Over 12 months but within 24 months..................     399,953       6.62
Over 24 months but within 36 months..................      55,280       6.78
Over 36 months.......................................      31,414       6.95
                                                       ----------
Total................................................  $1,320,817       6.29%
                                                       ==========

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12: DEPOSITS (CONTINUED)
    The components of deposit interest expense in each of the years ended December 31, 2000, 1999 and 1998 are as follows (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Checking accounts...........................................  $ 2,177    $ 2,218    $ 2,107
Passbook and money market accounts..........................   16,539     10,302     10,679
Term certificates--under $100,000...........................   52,699     44,511     45,217
Term certificates--$100,000 and over........................   21,406     15,465     12,132
                                                              -------    -------    -------
                                                               92,821     72,496     70,135
Interest forfeitures on early withdrawals...................     (256)      (205)      (208)
                                                              -------    -------    -------
                                                              $92,565    $72,291    $69,927
                                                              =======    =======    =======

NOTE 13: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    The Bank enters into sales of agency and AA-rated mortgage-backed securities under agreements to repurchase (reverse repurchase agreements) which obligate the Bank to repurchase the identical securities as those which were sold. Such transactions are treated as a financing, with the obligations to repurchase securities sold reflected as a liability and the carrying amount of securities collateralizing the liability included in mortgage-backed securities in the consolidated statements of financial condition. There were $133.1 million and $381.1 million outstanding reverse repurchase agreements at December 31, 2000 and 1999, respectively.

    The maximum repurchase liability balances outstanding at any month-end during the years ended December 31, 2000 and 1999 were approximately $450.9 million and $480.2 million, respectively. The average balances outstanding during each of the years ended December 31, 2000 and 1999 were approximately $330.7 million and $417.6 million, respectively.

    The securities sold under agreements to repurchase identical securities are held in safekeeping by broker/dealers. It is management's policy to enter into repurchase agreements only with broker/dealers who are regarded as primary dealers in these securities and meet satisfactory standards of capitalization and creditworthiness.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (CONTINUED)
    The scheduled maturities and weighted average interest rates of securities sold under agreements to repurchase at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                            2000                      1999
                                   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED
                                    AMOUNT    AVERAGE RATE    AMOUNT    AVERAGE RATE
                                   --------   ------------   --------   ------------
Year of maturity:
  2000...........................  $     --         --%      $150,000        5.94%
  2001...........................        --         --         71,109        6.57
  2002...........................   133,061       7.02         60,000        5.83
  2003...........................        --         --         50,000        5.34
  2008...........................        --         --         50,000        5.10
                                   --------                  --------
                                   $133,061       7.02%      $381,109        5.85%
                                   ========       ====       ========       =====

    Securities sold under agreements to repurchase at December 31, 2000 and 1999, were collateralized by investment securities with a current principal balance of approximately $152.7 million and $420.5 million, respectively.

    Certain of the 1999 agreements were subject to call provisions.

NOTE 14: ADVANCES FROM THE FHLB

    Advances from the FHLB at December 31, 2000 and 1999 were collateralized by investment securities and mortgage loans with a current principal balance of approximately $1.6 billion and $1.7 billion, respectively, and by the required investment in the stock of the FHLB with a carrying value at December 31, 2000 and 1999 of approximately $53.4 million and $66.6 million, respectively.

    At December 31, 2000, the Bank had an available total collateralized line of credit of approximately $1.1 billion with the FHLB. Based on current securities and loans pledged, the Company had $281.5 million of unused line of credit as of December 31, 2000 with the FHLB.

    The scheduled maturities and weighted average interest rates of advances at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                          2000                       1999
                                 -----------------------   -------------------------
                                              WEIGHTED                    WEIGHTED
YEAR OF MATURITY                  AMOUNT    AVERAGE RATE     AMOUNT     AVERAGE RATE
----------------                 --------   ------------   ----------   ------------
    2000.......................  $     --         --%      $  613,700       4.98%
    2002.......................   146,000       7.04               --         --
    2003.......................   235,000       5.60          200,000       5.08
    2007.......................   180,000       7.42               --         --
    2008.......................   310,000       5.53          310,000       5.53
                                 --------                  ----------
                                 $871,000..     6.19%      $1,123,700       5.15%
                                 ========       ====       ==========       ====

    During the fourth quarter of 1999 the Bank sold $199.0 million of FHLB advances. The sales resulted in a gain of $6.7 million, which was reported as an extraordinary item. During the year 2000,

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 14: ADVANCES FROM THE FHLB (CONTINUED) the Bank did not sell any FHLB advances. Certain of these FHLB advances are subject to call provisions. FHLB advances totaling $290.0 million were called and refinanced in January 2000.

NOTE 15: OTHER BORROWINGS

    In 1999, the Company secured a $10 million line of credit from a third party commercial Bank for operations and the repurchase of the Company's outstanding stock to be effected from time to time in open market or privately-negotiated transactions. The line was repaid in July 2000 and matured in November 2000. The average interest rate for the loan was 12.1%, during the year 2000. A commitment fee of $50,000 was paid for the loan, of which $45,000 was amortized during 2000 and $5,000 was amortized during 1999.

    On November 21, 2000, the Bank established a uncommitted $5.0 million Federal Funds line with Wells Fargo Bank. This is an uncommitted line intended to support short-term liquidity.

NOTE 16: COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST NOTES OF THE COMPANY

    On July 26, 2000, PBOC Capital Trust I, a subsidiary of the Company, issued $309,000 of 11.045% Common Securities (the "common securities") to the Company and $10,000,000 of 11.045% Trust Preferred Securities (the "preferred securities") in a private placement transaction. In connection with PBOC Capital Trust I issuance of the common securities and the preferred securities, the Company, issued to the subsidiary trust $10,309,000 principal amount of its 11.045% junior subordinated notes, due July 2030 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. The Company's, obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

NOTE 17: INCOME TAXES

    The Company, including the Bank and its subsidiaries (except for People's Preferred Capital Corporation ("PPCC")), file a consolidated federal tax return. The Company entered into a tax sharing agreement with the Bank, whereby the Bank computes and pays taxes based upon Bank's tax position assuming that a separate tax return was filed.

    PPCC has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, PPCC will not be subject to Federal income tax to the extent it distributes its income to shareholders (other than Bank) and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. As PPCC expects to qualify as a REIT for Federal income tax purposes, no provision for income taxes is included for the earnings of PPCC that will be distributed to outside shareholders.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17: INCOME TAXES (CONTINUED)
    The income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 consist of the following (dollars in thousands):

                                                    2000       1999       1998
                                                  --------   --------   --------
Current:
  Federal.......................................  $    204   $   244    $     --
  State.........................................        18        17           8
                                                  --------   -------    --------
    Total current...............................       222       261           8
                                                  --------   -------    --------
Deferred:
  Federal.......................................   (19,784)   (4,761)    (16,398)
                                                  --------   -------    --------
    Total income tax benefit....................  $(19,562)  $(4,500)   $(16,390)
                                                  ========   =======    ========

    Deferred tax assets are initially recognized for net operating loss and tax credit carryforwards and differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts. A valuation allowance is then established to reduce that deferred tax asset to the level at which "it is more likely than not" that the tax benefits will be realized. A taxpayer's ability to realize the tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on the Company's projected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 2000.

    Below is a reconciliation of the expected federal income taxes (benefit) to the consolidated effective income taxes (benefit) for the noted periods:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Statutory federal income tax rate...........................        35%       35%         35%
                                                              ========   =======    ========
Expected federal income taxes / (benefits)..................  $  5,418   $ 9,021    $   (783)
Increases (reductions) in income taxes resulting from:
State franchise tax, net of federal benefit.................        12        11           4
Adjustments to deferred taxes due to extraordinary items....        --     2,337          --
Change in valuation allowance...............................   (25,388)  (15,870)    (15,569)
PPCC nontaxable earnings....................................      (159)        8         (79)
Non-deductible goodwill.....................................       542        --          --
Other.......................................................        13        (7)         37
                                                              --------   -------    --------
                                                              $(19,562)  $(4,500)   $(16,390)
                                                              ========   =======    ========

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17: INCOME TAXES (CONTINUED)
    The Company had the following total Federal and State deferred tax assets and liabilities computed at the Federal statutory income tax rate and the California statutory franchise tax rate for the noted periods:

                                                                2000           1999
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Provision for losses on loans and real estate.............  $ 13,003       $ 13,802
  Tax gains on sales of loans, net of deferred gains........     1,163          2,635
  Recognition of interest on nonperforming loans for tax....       256            142
  Accrued interest on deposits recognized for book but
  deferred for tax..........................................       712            949
  REMIC Income..............................................     6,270          6,133
  Miscellaneous temporary deductible differences............     2,715          3,080
  Available NOL carryforwards...............................    52,200         55,770
  AMT tax credit carryforwards..............................     2,030          1,593
                                                              --------       --------
    Total deferred tax assets...............................    78,349         84,104
                                                              --------       --------
Deferred tax liabilities:
  Stock dividends from FHLB.................................    (6,354)        (6,000)
  Miscellaneous temporary taxable differences...............      (186)          (186)
  Federal tax effect of state temporary differences.........    (2,339)        (2,844)
                                                              --------       --------
    Total deferred tax liabilities..........................    (8,879)        (9,030)
                                                              --------       --------
    Deferred tax assets, net of deferred tax liabilities....    69,470         75,074
    Less deferred tax asset valuation allowances............   (15,466)       (40,854)
                                                              --------       --------
    Net deferred tax assets.................................  $ 54,004       $ 34,220
                                                              ========       ========

    The Federal tax net operating loss carryforwards expire as follows (dollars in thousands):

                            YEAR                               TOTAL
                            ----                              --------
            2003............................................  $ 17,170
            2004............................................        26
                                                              --------
Pre-1992 originated net operating losses....................    17,196
            2008............................................     5,917
            2009............................................    14,706
            2010............................................    78,436
            2011............................................     9,181
            2018............................................     8,772
                                                              --------
Pre May, 1998 originated net operating losses...............   117,012
            2018............................................    14,936
                                                              --------
Post May, 1998 originated net operating losses..............    14,936
                                                              --------
            Total...........................................  $149,144
                                                              ========

                              PBOC HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

    The Company had Federal and California alternative minimum tax credit carryforwards of approximately $2.0 million as of December 31, 2000 and $
1.6 million as of December 31, 1999. These carryforwards are available to reduce future regular federal income taxes and California franchise taxes, if any, over an indefinite period.

    In 1992, issuance of preferred stock resulted in a change in control as defined under Internal Revenue Code Section 382. As a result, any usage of net operating loss carryforwards created in 1992 and prior years is limited to approximately $7.7 million per year. The total net operating loss carryforwards created in 1992 and prior years is approximately $17.2 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the 1992 change in control in 2001 and thereafter is approximately $17.2 million.

    During May of 1998, the IPO resulted in a second change in control as defined under Internal Revenue Code Section 382. As a result, any usage of net operating loss carryforwards created prior to May, 1998 (but post 1992) is limited to approximately $21.3 million per year. The total net operating loss carryforwards created prior to May, 1998 (but post 1992) is approximately $117.0 million. Any unused limitation is available in subsequent years until expiration. The amount of the unused limitation carryover available from the May, 1998 change in control in 2001 is approximately $54.3 million.

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

NOTE 18: STOCKHOLDER'S EQUITY AND EARNINGS PER SHARE

    Prior to consummation of the IPO and the exchange of preferred stock for Common Stock, there were outstanding 85,000 shares of Series C Preferred Stock, 68,000 shares of Series D Preferred Stock and 332,000 shares of Series E Preferred Stock, all of which were owned by the Material Stockholders (the "Bishop Estate", "BIL Securities" and "Arbur"). In connection with the IPO, the Outstanding Preferred Stock was exchanged for shares of Common Stock. An aggregate of 3,152,065 shares of Common Stock was outstanding prior to consummation of the IPO, which gives effect to the conversion of the Outstanding Preferred Stock into Common Stock and the 32:1 stock split. Dividends are payable if and when the Board of Directors of the Company declare such dividends out of the assets of the Company, which by law are available. No dividends have been declared or paid on Common Stock. In 1998, the Company paid a $19.4 million preferred stock dividend in connection with the IPO.

    Authorized but unissued shares of common stock reserved for stock options were 396,016 at December 31, 2000. Options to purchase 1,616,196 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock during the period. The outstanding 1,616,196 options at December 31, 2000, included, 98,946 shares of restricted common stock which were issued to the Bank's Senior Management with an assigned value of zero. These restricted stock awards vest upon meeting certain contingencies. The contingencies had not occurred at December 31, 2000, and therefore, the contingently issuable shares have not been included in the computation of diluted earnings per share.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 19: STOCK OPTIONS

    In April 1999, the stockholders of the Company approved the 1999 Stock Option Plan (the "1999 Plan"), which authorized for granting up to 1,020,390 common stock options to key officers and key employees of the Company. Options under the 1999 Plan have a life of 10 years and vest over 3 years. During January 1999, 985,500 common stock options were granted. At December 31, 2000, 940,000 common stock options were outstanding and 45,500 options under the 1999 Plan were forfeited.

    In September 1999, the Board of Directors of the Company approved the 2000 Stock Option Plan (the "2000 Plan"), which authorized for granting up to 991,822 common stock options to key officers and key employees of the Company. In September 1999, 479,250 common stock options were granted. In April 2000, the stockholders of the Company approved the 2000 Plan. Options under the 2000 Plan have a life of 10 years and vest over one year. During the year 2000, the Company granted 298,946 options and 102,000 options under the 2000 Plan were forfeited. Of the 298,946 options granted, 98,946 options were issued as restricted common stock with a strike price of zero. These restricted stock awards vest upon meeting certain contingencies. The contingencies had not occurred at December 31, 2000.

    As of December 31, 2000, 402,250 options under the 2000 Plan were exercisable.

    The following is a summary of transactions in 2000:

                                                     NUMBER OF       OPTION PRICE        WEIGHTED AVERAGE
                                                      SHARES             RANGE             OPTION PRICE
                                                     ---------   ---------------------   ----------------
Options outstanding, January 1, 1999...............         --                      --            --
Options granted....................................  1,465,750   $      9.00 -- $13.75        $12.20
Options outstanding, December 31, 1999.............  1,464,750          9.00 --  13.75         12.20
Options granted(1).................................    298,946          0.00 --  10.00          6.38
Options forfeited..................................    147,500          9.00 --  13.75         10.63
                                                     ---------   ---------------------        ------
Options outstanding, December 31, 2000.............  1,616,196   $      0.00 -- $13.75        $11.27
                                                     =========   =====================        ======

------------------------

(1) Includes, 98,946 restricted common stock option grants.

    Financial data pertaining to outstanding stock options were as follows:

                                        WEIGHTED-
                                         AVERAGE                          NUMBER OF
                         NUMBER         REMAINING                        EXERCISABLE       WEIGHTED
     RANGE OF         OUTSTANDING    CONTRACTUAL LIFE      WEIGHTED        OPTIONS      AVERAGE PRICE
     EXERCISE         DECEMBER 31,       OPTIONS           AVERAGE       DECEMBER 31,   OF EXERCISABLE
       PRICE              2000         OUTSTANDING      EXERCISE PRICE       2000       OPTION SHARES
-------------------   ------------   ----------------   --------------   ------------   --------------
    $0.00--9.00          576,196            8.8             $ 7.45         402,250          $9.00
    9.25--10.00          100,000            9.1               9.81              --             --
       13.75             940,000            8.0              13.75              --             --
-------------------    ---------           ----             ------         -------          -----
   $0.00--$13.75       1,616,196            8.4             $11.27         402,250          $9.00
===================    =========           ====             ======         =======          =====

    Had compensation cost for the Company's Stock Option program been determined based on the fair value at the grant dates for awards under both Plans consistent with the method of Statement of

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 19: STOCK OPTIONS (CONTINUED)
Financial Standards No. 123, Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (2000 excludes 98,946 restricted common stock option grants). (Dollars in thousands, except per share amounts).

                                                                2000       1999
                                                              --------   --------
Net earnings:
  As reported...............................................  $31,567    $33,475
  Pro forma.................................................   29,899     32,627
Earnings per share basic & diluted:
  As reported...............................................  $  1.59    $  1.63
  Pro forma.................................................  $  1.50    $  1.59

    The fair value of each option granted in 2000 and 1999 was estimated on December 31, 2000 and 1999, using the Black-Scholes option-pricing model, and was computed based on the following weighted average assumptions.

                                                                2000        1999
                                                              ---------   ---------
Dividend yield..............................................  0.00%       0.00%
Expected volatility.........................................  54.4%       39.0%
Risk-free interest rate.....................................  5.457%      6.435%
Expected life at December 31, 2000..........................  5 years     5 years
Remaining contractual life at December 31, 2000.............  8.5 years   9.3 years
Number of options outstanding at December 31, 2000..........  1,616,196   1,464,750

NOTE 20: OTHER CAPITAL TRANSACTIONS

    On September 2, 1998, the Company announced an initial stock repurchase program of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock, to be effected from time to time in open-market or privately-negotiated transactions. The repurchased shares are held as treasury stock and may be used for general corporate purposes. Through December 31, 1998, the Company repurchased 835,000 shares pursuant to this program for a total purchase price of $8.3 million. On January 4, 1999, the Company's Board of Directors authorized an additional repurchase of up to 1 million shares, or approximately five percent, of the Company's outstanding Common Stock. For the years ended December 31, 2000 and 1999, the Company repurchased 64,800 shares and 1,100,200 shares, respectively, pursuant to the previous authorizations for a total purchase price of $621,000 and $10.4 million, respectively.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 21: DERIVATIVES AND HEDGING ACTIVITIES

    Hedging costs, net, for each of the years ended December 31, 2000, 1999 and 1998 consists of the following (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Amortization of cost of caps, floors and corridors, net of
  interest received.........................................    $79        $146       $214
                                                                ===        ====       ====

    The Bank has only limited involvement in derivative financial instruments and does not use them for trading purposes. The instruments are used to manage interest rate risk. The Bank has entered into corridor contracts to artificially raise the interest rate cap on certain loans. The corridor contracts provide for the payment of interest on the outstanding principal contract amount. Under such contracts, the Bank receives interest if an interest rate that varies according to a specified index exceeds a pre-set level (the strike rate) up to an upper limit (the limit) beyond which additional interest is not received if the rate increases. The index on the Bank's corridors is three-month LIBOR. A summary of corridor contracts and average interest rate ranges at December 31, 2000 is as follows (dollars in thousands):

                                                              WEIGHTED              WEIGHTED
                                      CONTRACT AMOUNT   AVERAGE STRIKE PRICE   AVERAGE LIMIT RATE
                                      ---------------   --------------------   ------------------
2001................................      $20,000               6.64%                 8.24%

    On January 1, 2001, the Company adopted SFAS 133, which did not have a material impact on the Company's financial position and results of operations. The three remaining interest rate corridors with an aggregate contract amount of $20.0 million will mature during the first half of 2001 and management expects not to adopt hedge accounting, thereafter. Had the Company adopted SFAS 133 at December 31, 2000, the impact to earnings would have been $(19,000).

NOTE 22: BENEFIT PLANS

    The Bank has had a noncontributory defined benefit pension plan covering substantially all of its employees (the "Plan") hired before 1990. The benefits are based on years of service and the employee's highest compensation during the last five consecutive years of employment prior to 1991. The Plan was frozen effective December 31, 1990, and consequently, employees no longer earn additional defined benefits for future services; however, future service may be counted toward vesting of benefits accumulated based on past service. The Bank's funding policy has been to contribute annually the minimum amount that can be deducted for Federal income tax purposes.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22: BENEFIT PLANS (CONTINUED)
    The following table sets forth the funded status of the Plan and amounts recognized in the Bank's consolidated statements of financial condition at December 31, 2000 and 1999 (dollars in thousands):

                                                                2000       1999
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Projected benefit obligation, beginning of year...........   $5,422     $6,248
  Interest cost.............................................      432        419
  Amendments................................................       --       (246)
  Benefits paid.............................................     (124)      (120)
  Actuarial loss (gain).....................................      379       (879)
                                                               ------     ------
  Projected benefit obligation, end of year.................    6,109      5,422
                                                               ------     ------
CHANGE IN PLAN ASSETS:
  Plan assets, beginning of year............................    6,214      5,716
  Actual return on plan assets..............................      (23)       618
  Employer contribution.....................................      155         --
  Benefits paid.............................................     (124)      (120)
                                                               ------     ------
  Plan assets, end of year..................................    6,222      6,214
                                                               ------     ------
  Funded status.............................................      113        793
  Unrecognized prior service costs..........................     (231)      (246)
  Unrecognized (gain) loss..................................    1,091        131
                                                               ------     ------
  Net amount recognized.....................................      973        678
                                                               ======     ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Prepaid benefit cost (accrued benefit liability)..........      155        678
  Accumulated comprehensive income..........................       --         --
                                                               ------     ------
  Net amount recognized.....................................      155        678
                                                               ------     ------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Interest cost on projected benefit obligation.............      432        419
  Expected return on Plan assets............................     (558)      (505)
  Amortization of unrecognized prior service cost...........      (15)        --
  Amortization of unrecognized (gain)/loss..................       --         34
                                                               ------     ------
  Pension income............................................   $ (141)    $  (52)
                                                               ======     ======
THE ASSUMPTIONS USED IN THE ACCOUNTING WERE:
  Discount rate.............................................     7.50%      8.00%
  Expected long-term rate of return on assets...............     9.00%      9.00%

    Pension income was approximately $87,000, $52,000 and $25,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company adopted a 401(k) plan effective January 1, 1991. The 401(k) plan covers employees with 90 days or more of service, and allows participants to contribute a portion of their covered compensation, which amount is 100% vested at the time of contribution. The Bank shall contribute an

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22: BENEFIT PLANS (CONTINUED)
amount equal to 50% of the participant's contribution up to 6% of the participant's covered compensation, which amount vests over a period of five years. The Bank may elect to make additional contributions on a discretionary basis. The contributions as directed by the participants are invested by the 401(k) plan's trustee in one or more of twelve investment alternatives, including the Company's stock, in trust for the benefit of the participants. The Bank incurred approximately $223,000, $191,000 and $76,000 of expense related to the 401(k) plan, with no discretionary contributions in each of the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 23: COMMITMENTS AND CONTINGENCIES

THE SHAREHOLDER LITIGATION

    Following the Company's public announcement of the proposed acquisition of the Company by FBOP Corporation, three purported class action lawsuits were filed by stockholders of the Company against the Company, the Bank, FBOP and certain present and former directors of the Company in the Court of Chancery of the State of Delaware (the "Shareholder Litigation"). The three lawsuits have been consolidated under the caption IN RE PBOC HOLDINGS, INC. SHAREHOLDERS LITIGATION, Cons. C.A. No. 18543 (the "Consolidated Action"). In addition to the Consolidated Action, another purported class action lawsuit was filed on March 1, 2001 by a stockholder of the Company, against the Company, the Bank, FBOP and certain present and former directors of the Company in the Court of Chancery of the State of Delaware under the caption ELLIOT WOLFSON V. PBOC HOLDINGS, INC., ET AL. THE ("Wolfson Action"). The complaints in the Consolidated Action and the Wolfson Action generally allege that the directors of the Company, aided and abetted by FBOP, breached their fiduciary duties in connection with their approval of the proposed acquisition. Plaintiffs purport to seek, among other things, (i) an order enjoining the proposed acquisition;
(ii) rescission of the acquisition in the event that it is consummated; and/or
(iii) damages. The plaintiffs in the Wolfson Action also have filed a motion for a preliminary injunction to stop the proposed merger from going forward. The defendants in the Consolidated Action and the Wolfson Action intend to defend the actions vigorously.

OTHER

    The Company is also involved in litigation arising in the normal course of business. Based on information from internal and external legal counsel, and review of the facts and circumstances of such litigation, management is of the opinion that the ultimate resolution of all pending litigation proceedings will not have an adverse material effect on the Company. See Note 28 for a discussion related to the Company's goodwill litigation.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24: FAIR VALUE OF ASSETS AND LIABILITIES

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

    The carrying amounts and fair values of the Bank's financial instruments consisted of the following at December 31, 2000 and 1999 (dollars in thousands):

                                                         2000                      1999
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
  Cash and cash equivalents...................  $  157,621   $  157,621   $   21,582   $   21,582
  Securities available-for-sale...............     502,608      502,608      771,864      771,864
  Mortgage-backed securities
  held-to-maturity............................       3,761        3,796        4,326        4,274
  Loans receivable, net.......................   2,474,699    2,474,419    2,462,837    2,407,999
  FHLB stock..................................      53,355       53,355       66,643       66,643
FINANCIAL LIABILITIES:
  Deposits....................................   2,033,195    2,037,121    1,647,337    1,643,102
  Securities sold under agreements to
  repurchase..................................     133,061      135,557      381,109      380,641
  Advances from the FHLB......................     871,000      883,583    1,123,700    1,107,045
  Other borrowings(1).........................      10,000       10,000        4,621        4,621
FINANCIAL INSTRUMENTS:
  Interest rate corridors.....................          19          (19)         120          (72)

------------------------

(1) For the year ended December 31, 2000 it reflects $10.0 million of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust solely junior subordinated deferrable interest notes of the Company (See Note 16 to the Financial Statements). For the year ended December 31, 1999 it reflects $4.6 million line of credit (See Note 15 to the Financial Statements).

    The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

    - Cash and Cash Equivalents--The carrying amount approximates the fair value for cash and short-term investments.

    - Securities Available-for-Sale--Fair value is based on quoted market prices or dealer quotes.

    - Mortgage-Backed Securities--Fair value is based on quoted market prices or dealer quotes.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24: FAIR VALUE OF ASSETS AND LIABILITIES (CONTINUED)
    - Loans Receivable--For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of multifamily and commercial real estate loans is estimated by discounting the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity. Impaired loans are valued based upon the fair value of underlying collateral, if collateral dependent or alternatively, the present value of expected cash flows using the loan's original implicit loan interest rate.

    - FHLB Stock--The carrying amount of FHLB Stock approximates its fair value.

    - Deposit--The fair values of Checking accounts, passbook accounts and money market accounts withdrawable on demand without penalty are, by definition, equal to the amount withdrawable on demand at the reporting date, which is their carrying amount. The fair value of term certificates of deposit, all of which are fixed maturity bearing a fixed-rate of interest, is estimated by discounting future projected cash flows at interest rates approximating interest rates currently offered by the Bank for similar types of certificates of deposit for similar remaining terms to maturity.

    - Securities Sold under Agreements to Repurchase--The fair value is estimated by discounting projected future cash flows at the current interest rates available to the Bank for Securities Sold Under Agreements to Repurchase with similar terms for similar remaining terms to maturity.

    - Other Borrowings--The carrying amount of other borrowings approximates its fair value.

    - Advances from the FHLB--The fair value is estimated by discounting projected future cash flows at the current advance interest rates available to the Bank for FHLB advances with similar terms for similar remaining terms to maturity.

    - Interest Rate Corridors--The fair values of interest rate corridors are based upon dealer quotes or estimated using option pricing models utilizing current market consensus assumptions for interest rate caps and corridors of similar terms and strike or floor prices for the same remaining term to maturity.

NOTE 25: REGULATORY CAPITAL REQUIREMENTS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tangible capital (as

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25: REGULATORY CAPITAL REQUIREMENTS (CONTINUED) defined in the regulations) to adjusted tangible assets (as defined) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2000, that the Bank met all capital adequacy requirements to which it is subject.

    As of December 31, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum total risk-based ratio of 10%, Tier 1 risk-based ratio of 6% and Tier 1 leverage ratio of 5%. There are no conditions or events since that notification that management believes have changed the institution's category.

    While all insured institutions are required by OTS regulations to meet these minimum regulatory capital requirements, the Bank has regulatory Assistance Agreements which were entered into with the FSLIC as part of the Company's purchase of the Bank in 1987, and which provides for an additional
$116.0 million of regulatory capital at December 31, 2000. Until the passage of FIRREA, the Bank met all capital requirements by including the additional Assistance Agreement capital amount in regulatory capital.

    The position of the OTS was and continues to be that under FIRREA, Assistance Agreements which provide additional regulatory capital, and/or capital forbearances are no longer in effect as of December 7, 1989. The OTS notified the Bank in 1990 that the additional Assistance Agreement capital amounts cannot be included in meeting the FIRREA capital requirements, and as a result thereof the OTS believed the Bank did not meet minimum FIRREA capital requirements. Management disagreed, and still disagrees, with the OTS, and attempted to preserve all of its rights and remedies under the Assistance Agreements. At December 31, 2000, the Bank met all minimum FIRREA regulatory capital requirements without inclusion of the additional Assistance Agreement capital amounts.

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

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25: REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
    At December 31, 2000 and 1999, the Bank's regulatory capital calculations, computed by management both with and without inclusion of the additional capital provided for in the Bank's Assistance Agreements were as follows (dollars in thousands):

                                                             REGULATORY CAPITAL/STANDARD
                                                               AS OF DECEMBER 31, 2000
                                                   ------------------------------------------------
                                                   TANGIBLE    TIER 1      TIER 1      TOTAL RISK-
WITHOUT ADDITIONAL ASSISTANCE AGREEMENT CAPITAL    CAPITAL    LEVERAGE   RISK-BASED   BASED CAPITAL
-----------------------------------------------    --------   --------   ----------   -------------
Stockholders' equity/GAAP capital................  $219,785   $219,785    $219,785       $219,785
Adjustment for unrealized losses on securities
  available-for-sale.............................    35,427     35,427      35,427         35,427
Deduction for disallowed deferred tax assets.....   (41,949)   (41,949)    (41,949)       (41,949)
Deduction for intangible assets..................   (22,949)   (22,949)    (22,949)       (22,949)
Minority interest in subsidiary..................    33,250     33,250      33,250         33,250
                                                   --------   --------    --------       --------
Total Tier 1 capital.............................   223,564    223,564     223,564        223,564
Includable allowance for loan losses.............        --         --          --         20,753
                                                   --------   --------    --------       --------
  Total capital..................................   223,564    223,564     223,564        244,317
Minimum capital requirement......................    49,164    131,105      85,174        170,349
                                                   --------   --------    --------       --------
Regulatory capital excess........................  $174,400   $ 92,459    $138,390       $ 73,968
                                                   ========   ========    ========       ========
Capital ratios:
  Regulatory as reported.........................      6.82%      6.82%      10.50%         11.47%
  Minimum capital ratio..........................      1.50       4.00        4.00           8.00
                                                   --------   --------    --------       --------
  Regulatory capital excess......................      5.32%      2.82%       6.50%          3.47%
                                                   ========   ========    ========       ========

WITH ADDITIONAL ASSISTANCE AGREEMENT CAPITAL
-------------------------------------------------
Regulatory capital as adjusted...................  $339,564   $339,564    $339,564       $360,317
Minimum capital requirement (per above)..........    49,164    131,105      85,174        170,349
                                                   --------   --------    --------       --------
Regulatory capital excess........................  $290,400   $208,459    $254,390       $189,968
                                                   ========   ========    ========       ========

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25: REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

                                                   REGULATORY CAPITAL/STANDARD AS OF DECEMBER 31, 1999
                                                   ----------------------------------------------------
                                                    TANGIBLE      TIER 1       TIER 1      TOTAL RISK-
WITHOUT ADDITIONAL ASSISTANCE AGREEMENT CAPITAL     CAPITAL      LEVERAGE    RISK-BASED   BASED CAPITAL
-----------------------------------------------    ----------   ----------   ----------   -------------
Stockholders' equity/GAAP capital................   $184,108     $184,108     $184,108      $184,108
Adjustment for unrealized losses on securities
  available-for-sale.............................     38,706       38,706       38,706        38,706
Deduction for disallowed deferred tax assets.....    (17,285)     (17,285)     (17,285)      (17,285)
Deduction for intangible assets..................     (7,405)      (7,405)      (7,405)       (7,405)
Minority interest in subsidiary..................     33,250       33,250       33,250        33,250
                                                    --------     --------     --------      --------
Total Tier 1 capital.............................    231,374      231,374      231,374       231,374
Includable allowance for loan losses.............         --           --           --        18,341
                                                    --------     --------     --------      --------
  Total capital..................................    231,374      231,374      231,374       249,715
Minimum capital requirement......................     51,193      136,514       83,520       167,040
                                                    --------     --------     --------      --------
Regulatory capital excess........................   $180,181     $ 94,860     $147,854      $ 82,675
                                                    ========     ========     ========      ========
Capital ratios:
  Regulatory as reported.........................       6.78%        6.78%       11.08%        11.96%
  Minimum capital ratio..........................       1.50         4.00         4.00          8.00
                                                    --------     --------     --------      --------
  Regulatory capital excess......................       5.28%        2.78%        7.08%         3.96%
                                                    ========     ========     ========      ========

WITH ADDITIONAL ASSISTANCE AGREEMENT CAPITAL
-------------------------------------------------
Regulatory capital as adjusted...................   $350,274     $350,274     $350,274      $368,615
Minimum capital requirement (per above)..........     51,193      136,514       83,520       167,040
                                                    --------     --------     --------      --------
Regulatory capital excess........................   $299,081     $213,760     $266,754      $201,575
                                                    ========     ========     ========      ========

NOTE 26: CONDENSED FINANCIAL INFORMATION OF PBOC HOLDINGS, INC.

    The condensed unconsolidated balance sheets of the Company at December 31, 2000 and 1999, were as follows:

                                                             2000         1999
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
  Cash..................................................   $  3,648     $    148
  Investment in subsidiaries............................    220,094      184,108
  Other assets..........................................        780            2
                                                           --------     --------
    Total assets........................................   $224,522     $184,258
                                                           ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Liabilities:
    Accrued expenses and other liabilities..............   $    584     $    180
    Other borrowings--line of credit                             --        4,621
    Intercompany junior subordinated note...............     10,309           --
                                                           --------     --------
      Total liabilities.................................     10,893        4,801
  Total stockholders' equity............................    213,629      179,457
                                                           --------     --------
    Total liabilities and stockholder's equity..........   $224,522     $184,258
                                                           ========     ========

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

    The condensed unconsolidated statements of operations of the Company for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
INCOME:
  Cash dividends from subsidiary.................  $    15    $ 5,000    $   200
  Interest income................................       65         11        259
                                                   -------    -------    -------
                                                        80      5,011        459
EXPENSE:
  Interest on other borrowings...................      378         19        445
  Interest on intercompany junior subordinated
    note.........................................      496         --         --
  General and administrative expenses............      462        537        284
  Other expense..................................       --          6         64
                                                   -------    -------    -------
                                                     1,336        562        793
  Earnings (loss) before income tax benefit and
    undistributed earnings of subsidiaries.......   (1,256)     4,449       (334)
  Income tax benefit.............................     (426)        --         --
                                                   -------    -------    -------
  Earnings (loss) before undistributed earnings
    of subsidiaries..............................     (830)     4,449       (334)
  Equity in undistributed earnings of
    subsidiaries.................................   32,397     29,026     11,237
                                                   -------    -------    -------
  Net earnings...................................  $31,567    $33,475    $10,903
                                                   =======    =======    =======

    The Company relies upon the Bank for dividends to support its operations. Absent these dividends, the Company must rely upon borrowings from third parties or its stockholders to support its activities. The ability of the Bank to pay dividends is dependent upon its ability to maintain minimum capital requirements and profitability.

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

    The condensed unconsolidated statements of cash flows of the Company for the years ended December 31, 2000, 1999 and 1998 are as follows (dollars in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATIONS ACTIVITIES:
  Net earnings.................................  $ 31,567   $ 33,475   $ 10,903
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Increase in net deferred tax asset.........      (462)        --         --
    Increase (decrease) increase in accrued
      expenses.................................      (136)      (325)       544
    Increase in accrued interest payable.......       487          3        257
    Increase in other assets...................      (317)        (2)        --
    Equity in undistributed (earnings) of
      subsidiary...............................   (32,397)   (29,026)   (11,237)
                                                 --------   --------   --------
      Net cash provided by (used in) operating
        activities.............................    (1,258)     4,125        467
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Offering.......................        --         --    129,611
  Net change in other borrowings...............    (4,621)     4,621    (11,370)
  Net increase in intercompany subordinated
    note.......................................    10,309         --         --
  Capital investment in subsidiary.............      (309)        --    (89,307)
  Purchases of treasury stock..................      (621)   (10,402)    (8,308)
  Retirement of preferred stock................        --         --         (5)
  Dividends paid...............................        --         --    (19,439)
                                                 --------   --------   --------
    Net cash provided by (used in) financing
      activities...............................     4,758     (5,781)     1,182
                                                 --------   --------   --------
  Net decrease (increase) in cash and cash
    equivalents................................     3,500     (1,656)     1,649
  Cash and cash equivalents at beginning of
    year.......................................       148      1,804        155
                                                 --------   --------   --------
  Cash and cash equivalents at end of year.....  $  3,648   $    148   $  1,804
                                                 ========   ========   ========

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 27: QUARTERLY RESULTS OF OPERATIONS--UNAUDITED

    The following table presents the unaudited results of operations by quarter for 2000 and 1999:

                                                                     QUARTERS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Total interest income.............................  $ 63,112   $64,686       $63,794       $60,680
Total interest expense............................    43,167    45,364        46,924        42,507
                                                    --------   -------       -------       -------
Net interest income...............................    19,945    19,322        16,870        18,173
Provision for loan losses.........................     1,500     1,500         2,500         3,500
                                                    --------   -------       -------       -------
Net interest income after provision for loan
  losses..........................................    18,445    17,822        14,370        14,673
Gain (loss) on sale of investment securities,
  net.............................................       127        --        (8,330)          (15)
Other income......................................       985       991           839         1,627
Operating expenses................................    11,401    11,434        11,207        12,011
                                                    --------   -------       -------       -------
Earnings (loss) before income taxes (benefit).....     8,156     7,379        (4,328)        4,274
Income taxes (benefit)............................   (25,000)    3,009           807         1,622
                                                    --------   -------       -------       -------
Earnings (loss) before minority interest..........    33,156     4,370        (5,135)        2,652
Minority interest.................................      (869)     (869)         (869)         (869)
                                                    --------   -------       -------       -------
Net earnings (loss) available to common
  stockholders....................................  $ 32,287   $ 3,501       $(6,004)      $ 1,783
                                                    ========   =======       =======       =======
Earnings (loss) per common share, basic and
  diluted.........................................  $   1.62   $  0.18       $ (0.30)      $  0.09
                                                    ========   =======       =======       =======
1999
Total interest income.............................  $ 53,783   $55,793       $59,558       $61,294
Total interest expense............................    39,001    39,770        41,634        41,272
                                                    --------   -------       -------       -------
Net interest income...............................    14,782    16,023        17,924        20,022
Provision for loan losses.........................     1,050     1,050         1,200         1,447
                                                    --------   -------       -------       -------
Net interest income after provision for loan
  losses..........................................    13,732    14,973        16,724        18,575
Gain (loss) on sale of investment securities......       121        76             3        (3,417)
Other income......................................       820       631         1,113           545
Operating expenses................................     8,476     8,865        10,023        10,759
                                                    --------   -------       -------       -------
Earnings before income tax benefit................     6,197     6,815         7,817         4,944
Income taxes (benefit)............................    (1,000)   (1,000)       (1,500)       (1,000)
                                                    --------   -------       -------       -------
Earnings before minority interest and
  extraordinary item..............................     7,197     7,815         9,317         5,944
  Minority interest...............................      (869)     (869)         (869)         (869)
                                                    --------   -------       -------       -------
Earnings before extraordinary item................     6,328     6,946         8,448         5,075
Extraordinary item--gain on sale of FHLB
  advances........................................        --        --            --         6,678
                                                    --------   -------       -------       -------
Net earnings available to common stockholders.....  $  6,328   $ 6,946       $ 8,448       $11,753
                                                    ========   =======       =======       =======
Earnings per common share, basic and diluted,
  before extraordinary item.......................  $   0.30   $  0.34       $  0.41       $  0.26
                                                    ========   =======       =======       =======
Earnings per common share, basic and diluted......  $   0.30   $  0.34       $  0.41       $  0.58
                                                    ========   =======       =======       =======

                              PBOC HOLDINGS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 28: GOODWILL LITIGATION AND SHAREHOLDER RIGHTS AGREEMENT

    As discussed in Note 25 above, the Company and the Bank have filed a lawsuit against the United States Government with regard to supervisory and accounting goodwill which were eliminated by FIRREA. To date, there have been no material settlement discussions to resolve the litigation and no trial date has been set. While the outcome of the lawsuit cannot be determined at this time, management believes that, based on the advice of outside legal counsel, that the Company's and the Bank's positions have substantial merit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The Bylaws of the Company presently authorize up to fifteen but not less than seven directors. The Bylaws also presently provide that the Board of Directors shall consist of nine persons. There presently is one (1) vacancy on the Board of Directors.

    The Certificate of Incorporation of the Company provides that the Board of Directors of the Company shall be divided into three classes as nearly equal in number as possible, with one class to be elected annually. Stockholders of the Company are not permitted to cumulate their votes for the election of directors.

    No director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption.

    The following tables present information concerning directors of the Company.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2001

                                             PRINCIPAL OCCUPATION DURING                DIRECTOR
NAME                  AGE(1)                       PAST FIVE YEARS                       SINCE
----                 --------   ------------------------------------------------------  --------
Rudolf P. Guenzel       60      Director; Director of the Bank since 1995; President      1998
                                since 1995 and President and Chief Executive Officer
                                of the Company since 1998 and President and Chief
                                Executive Officer of the Bank since March 1995. In
                                1991, Mr. Guenzel was hired as President and Chief
                                Executive Officer of BancFlorida and its wholly-owned
                                subsidiary, BancFlorida, FSB. He served in this
                                capacity until it was acquired by First Union
                                Corporation in August 1994. Following the acquisition,
                                Mr. Guenzel worked as a consultant in the area of bank
                                profitability analysis until being hired by the
                                Company.

                                             PRINCIPAL OCCUPATION DURING                DIRECTOR
NAME                  AGE(1)                       PAST FIVE YEARS                       SINCE
----                 --------   ------------------------------------------------------  --------
J. Michael Holmes       54      Director; Director of the Bank since 1998; Executive      1998
                                Vice President and Chief Financial Officer of the Bank
                                since March 1995, Chief Financial Officer and
                                Secretary of the Company since 1995, Executive Vice
                                President, Chief Financial Officer and Secretary of
                                the Company since 1998 and Senior Executive Vice
                                President, Chief Financial Officer and Secretary of
                                the Company since January 2000. Mr. Holmes previously
                                served as Secretary, Treasurer and Chief Financial
                                Officer of BancFlorida between 1985 and August 1994.

Richard Delaney         57      Director; Director of the Bank since August 2000.         2000
                                Mr. Delaney has been a self-employed consultant since
                                1999. Prior to that, he was a partner with Grant
                                Thornton LLP, Accountants and Consultants for 25
                                years.

DIRECTORS WHOSE TERMS EXPIRE IN 2002

John F. Davis           54      Director; Director of People's Preferred Capital          1998
                                Corporation since 1997; Director of the Bank since
                                1998; Chief Operating Officer of First Fidelity
                                Bancorp, Irvine, California from August 1998 through
                                December 1999; Mr. Davis has served as a legal
                                consultant for two local financial institutions since
                                1993 and 1995, respectively, during which he was
                                actively involved in troubled real estate work-outs,
                                foreclosed real estate disposition and related
                                litigation and with one of such institutions, a
                                reorganization and recapitalization.

Murray Kalis            61      Director; Director of the Bank since December 1998;       1998
                                Mr. Kalis is Chairman and Creative Director of Kalis
                                and Savage Advertising, Los Angeles, California, which
                                he founded in 1995; prior to 1995, Mr. Kalis was
                                President of Coen/Kalis Advertising, Los Angeles,
                                California.

C. Stephen              61      Director; Director of the Bank since August 2000.         2000
Mansfield                       Mr. Mansfield is a Lecturer on Accounting and has
                                served on the Boards of several California Financial
                                Institutions. He was Senior Partner with Deloitte &
                                Touche in Orange County, California until 1990.

DIRECTORS WHOSE TERMS EXPIRE IN 2003

Robert W. MacDonald     53      Director; Director of the Bank since 1992 and Chairman    1998
                                of the Board since January 2000. Managing Director of
                                William E. Simon & Sons, a merchant banking firm since
                                1991.

                                             PRINCIPAL OCCUPATION DURING                DIRECTOR
NAME                  AGE(1)                       PAST FIVE YEARS                       SINCE
----                 --------   ------------------------------------------------------  --------
Carl LoBue              55      Director; Director of the Bank since May 2000.            2000
                                Mr. LoBue is Chairman, President and Chief Executive
                                Officer of LoBue Associates, Inc., which he founded in
                                1981. LoBue Associates, Inc. provides a broad range of
                                consulting services to the financial services industry
                                in more than 30 countries.

------------------------

(1) As of December 31, 2000.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    Set forth below is information with respect to the principal occupations during the last five years for the senior executive officers of the Company and the Bank who do not serve as directors of the Company. No executive officer is related to any director or other executive officer of the Company by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer.

    WILLIAM W. FLADER. Mr. Flader has served as Senior Executive Vice President and Chief Operating Officer for the Bank since January 2000. From March 1995 to January 2000, Mr. Flader served as Executive Vice President of Retail Banking for the Bank. Before joining the Bank, Mr. Flader was employed by Banc Florida, FSB from October 1980 to August 1994 in various capacities. Mr. Flader served as Senior Vice President of Retail Banking for BancFlorida from December 1989 to August 1994. Mr. Flader has worked in banking for over 20 years and at BancFlorida managed a 46 branch network. In addition, Mr. Flader was responsible for the sale of alternative investment products, marketing and residential lending.

    DOREEN J. BLAUSCHILD. Ms. Blauschild came to the Bank as Associate Counsel in 1988 and was promoted to Vice President, General Counsel in 1989. In 1991, Ms. Blauschild was promoted to Senior Vice President, General Counsel.
Ms. Blauschild also has served as the Bank's Secretary since 1989.

    WILLIAM G. CARROLL. Mr. Carroll has served as Executive Vice President for the Bank since December 1999. From January 1998 to December 1999, Mr. Carroll served as Senior Vice President in charge of Corporate Financial Services (including branch operations). He joined the Bank in March 1997 as Vice President with the same responsibilities. Prior to joining the Bank, Mr. Carroll served as Vice President of Preferred Bank in Los Angeles, California, from September 1996 through February 1997. From 1991 through 1996, Mr. Carroll served as Regional Vice President of Metrobank/ Comerica and from 1982 through 1991, Mr. Carroll was employed as Senior Vice President in the commercial banking division at California Federal Bank.

    JAY P. HUNDLEY. Mr. Hundley had served as the Bank's Executive Vice President from December 1999 until his resignation on October 31, 2000. From November 1998 to December 1999, Mr. Hundley served as the Bank's Senior Vice President and Senior Lending Officer. Mr. Hundley's responsibilities included business development and origination of commercial real estate, SBA, commercial, indirect automobile loans and accounts receivable financing. From 1994 to November 1998, Mr. Hundley was a financial consultant for the Bank of Beverly Hills, California and for an agency of the U.S. Government. Prior to that, he served as Senior Vice President at two commercial banks, First Florida Bank from 1991 to 1993 and Riggs National Bank from 1993 to 1994.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth a summary of certain information concerning the compensation information with respect to the Chief Executive Officer of the Company and the other four most highly compensated officers of the Company and the Bank whose total compensation exceeded $100,000 for services rendered in all capacities during the fiscal year ended December 31, 2000.

                                                 ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                      ------------------------------------------   ---------------------------------------
                                                                                           AWARDS                PAYOUTS
                                                                                   -----------------------      ----------
                                                                       OTHER                    SECURITIES
        NAME AND            FISCAL                                    ANNUAL       RESTRICTED   UNDERLYING         LTIP
   PRINCIPAL POSITION        YEAR     SALARY(1)       BONUS        COMPENSATION      STOCK       OPTIONS         PAYOUTS
-------------------------  --------   ---------      --------      -------------   ----------   ----------      ----------
Rudolf P. Guenzel........    2000     $348,000             --             --             --            --       $  417,598(7)
President and                1999      348,000       $417,600(3)          --             --       445,000(4)            --
  Chief Executive Officer    1998      325,000        243,750(5)          --             --            --               --

J. Michael Holmes........    2000     $230,000             --             --             --            --       $  229,952(7)
Senior Executive Vice        1999      219,000       $229,950(3)          --             --       273,750(4)            --
  President and Chief        1998      200,000        150,000(5)          --             --            --               --
  Financial Officer

William W. Flader........    2000     $190,000             --             --             --            --       $  168,754(7)
Senior Executive Vice        1999      180,000       $168,750(3)          --             --       226,000(4)            --
  President of the           1998      170,000        127,500(5)          --             --            --               --
  Company and the Bank

Doreen J. Blauschild.....    2000     $164,109       $ 22,000             --             --            --               --
Senior Vice President and    1999      156,000         17,000             --             --        30,000(4)            --
  General Counsel of the     1998      150,000         15,000             --             --            --               --
  Bank

Jay P. Hundley...........    2000     $145,120       $     --             --             --            --               --
Executive Vice President     1999      156,000         17,000             --             --       100,000(4)            --
  and Senior Lending         1998       29,917(6)       5,000             --             --            --               --
  Officer of the Bank


        NAME AND             ALL OTHER
   PRINCIPAL POSITION      COMPENSATION
-------------------------  -------------
Rudolf P. Guenzel........   $    5,250
President and                    5,000
  Chief Executive Officer    3,717,466(2)
J. Michael Holmes........   $    5,250
Senior Executive Vice            5,000
  President and Chief        2,957,790(2)
  Financial Officer
William W. Flader........   $    5,250
Senior Executive Vice            5,000
  President of the           2,957,790(2)
  Company and the Bank
Doreen J. Blauschild.....   $    5,250
Senior Vice President and        3,479
  General Counsel of the         3,312
  Bank
Jay P. Hundley...........   $       --
Executive Vice President            --
  and Senior Lending                --
  Officer of the Bank

------------------------------

(1) Does not include amounts attributable to miscellaneous benefits received by the named officers. The costs to the Company of providing such benefits to the named officers during the year ended December 31, 2000, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

(2) An aggregate of $3,712,466, $2,952,790 and $2,952,790 of the other compensation for Messrs. Guenzel, Holmes and Flader, respectively, were payments made at the time of the Company's initial public offering in May 1998, which resulted from the termination of each of the employment agreements entered into by Messrs. Guenzel, Holmes and Flader in connection with the Bank's 1995 recapitalization. The remainder represents the employers' contribution on behalf of the employee to the 401(k) Plan.

(3) Bonuses for 1999 were paid in 2000.

(4) An aggregate of 390,000, 240,000, 198,000, 38,000 and 18,500 options were granted to Messrs. Guenzel, Holmes, Flader and Hundley and Ms. Blauschild under the 1999 Stock Option Plan ("1999 Option Plan") and the remainder were granted under the 2000 Incentive Plan.

(5) Amounts were accrued in 1998 and paid in 1999.

(6) Mr. Jay P. Hundley joined the Bank as Executive Vice President and Senior Lending Officer on November 2, 1998 and resigned on October 31, 2000.

(7) Value of awards of 50,618, 27,873 and 20,455 shares of restricted stock to Messrs. Guenzel, Holmes and Flader at $8.25 per share, which was the Company's stock price on February 28, 2000, the date of the award. The restricted share awards are restricted for a five year period, but may become immediately vested and all related restrictions shall terminate and expire upon a "Change in Control" of the Company, as defined in the 2000 Incentive Plan, or upon the attainment of predesignated regulatory standards.

    There were no options granted to the executive officers named in the Summary Compensation Table in 2000.

    The following table sets forth, with respect to the executive officers named in the Summary Compensation Table, information with respect to the aggregate amount of options exercised during the last fiscal year, any value realized thereon, the number of unexercised options at the end of the fiscal year (exercisable and unexercisable) and the value with respect thereto under specified assumptions.

                                                           NUMBER OF SECURITIES
                                 SHARES                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               ACQUIRED ON    VALUE             OPTIONS AT              IN THE MONEY OPTIONS AT
NAME                            EXERCISE     REALIZED       FISCAL YEAR END(1)            FISCAL YEAR END(2)
----                           -----------   --------   ---------------------------   ---------------------------
                                                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                        -----------   -------------   -----------   -------------
Rudolf P. Guenzel............         --         --       185,000        260,000        $29,150             --
J. Michael Holmes............         --         --       113,750        160,000         17,887             --
William W. Flader............         --         --        94,000        132,000         14,840             --
Doreen J. Blauschild.........         --         --        17,667         12,333          6,095             --
Jay P. Hundley...............         --         --            --             --             --             --

------------------------

(1) Shares are exercisable at the rate of 33 1/3% per year on each annual anniversary of the date the options were granted for options granted January 25, 1999 and are fully exercisable in one year for options granted September 20, 1999.

(2) Based on a per share market price of $9.53 at December 31, 2000.

EMPLOYMENT AGREEMENTS

    The Company and the Bank (the "Employers") entered into new employment agreements with the Messrs. Guenzel, Holmes and Flader (individually, the "Executive" and collectively, the "Executives") in 1998. These agreements were amended in May 2000. The Employers agreed to employ the executives for a term of three years, in each case in their current respective positions. As of January 1, 2000, salaries were increased to $348,000, $230,000 and $190,000 for Messrs. Guenzel, Holmes, and Flader, respectively. The Executives' compensation and expenses are to be paid by the Company and the Bank in the same proportion as the time and services actually expended by the Executives on behalf of each respective Employer. The employment agreements are to be reviewed annually and, prior to the second annual anniversary of such agreements and each annual anniversary thereafter, the Board of the Directors of the Employers will determine whether to extend the term of such agreements. In May 2000, the Employment Agreements were reviewed and extended for an additional year. Under the agreements, the term of the Executives' employment agreements may be extended after the second anniversary of the agreement, for additional one-year periods upon the approval of the Employers' Boards of Directors, unless either party elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

    Each of the employment agreements is terminable with or without cause by the Employers. The Executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination or termination by the Employers for cause, disability or retirement. The agreements provide for certain benefits in the event of the Executive's death. In the event that (i) the Executive terminates his or her employment because of failure to comply with any material provision of the employment agreement or the Employers change the executive's title or duties or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the Executive as a result of certain adverse actions which are taken with respect to the executive's employment following a change in control of the Company, as defined, the Executives will be entitled to a cash severance amount equal to the two times the Executive's five year average total compensation, excluding the one-time bonuses paid in connection with the Company's Initial Public Offering in May 1998. In the event that the Company was required to make cash severance payments to the Executives because of the occurrence of any of the aforementioned circumstances, Messrs. Guenzel, Holmes and Flader would be entitled to receive $1.1 million, $700,000 and $580,000, respectively.

    The employment agreements with the Executives provide that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits received thereunder shall be reduced by the amount which is the minimum necessary to result in the payments not exceeding three times the recipient's average annual compensation from the employer which was includable in the recipient's gross income during the most recent five taxable years. Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

    A change in control is generally defined in the employment agreements to include any change in control of the Company required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities and (ii) a change in a majority of the directors of the Company during any three-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period. The employment agreements provide that any additional purchase of Common Stock by the Bishop Estate or BIL Securities (Offshore) Limited ("BIL Securities") shall not be deemed to constitute a change of control for purposes of such agreements. To the extent that the merger agreement with FBOP is consummated, a "change in control" would have occurred for purposes of the employment agreements.

    In April 1995, the Bank entered into an employment agreement with Doreen J. Blauschild. In the event the Bank terminates Ms. Blauschild's employment without cause or following her resignation due to an unauthorized reduction in compensation, the employment agreement provides that Ms. Blauschild shall be entitled to certain benefits including (i) four months base salary and payment of accrued and unpaid vacation, (ii) a $25,000 lump sum payment,
(iii) continued coverage under the Bank's group health, dental, life and disability plans for a period of six months from termination or until Ms. Blauschild becomes eligible for comparable group benefit coverages, whichever is earlier, and (iv) continued benefit of the Company's indemnification obligations and director and officer insurance policy. In addition, Ms. Blauschild is also entitled to a payment equal to 0.25% of the amount by which any net recovery (i.e., gross amount less attorneys' fees incurred by the Bank) by and payable to the Bank relating to the Goodwill Litigation, whether by judgment or settlement, exceeds $150.0 million. The employment agreement generally defines "cause" as termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of the employment agreement.

DIRECTORS' COMPENSATION

    Members of the Company's Board of Directors, except for Messrs. MacDonald, Guenzel and Holmes, receive a retainer fee of $20,000 per year plus $1,000 and $500 for attendance at each meeting of the Board of Directors and each Committee meeting, respectively.

BENEFITS

    SAVINGS PLUS PLAN. The Bank maintains a 401(k) profit sharing plan (the "Savings Plus Plan"). The Savings Plus Plan is designed to promote the future economic welfare of the employees of the

Bank and to encourage employee savings. Employee deferrals of salary and employer contributions made under the Savings Plus Plan, together with the income thereon, are accumulated in individual accounts maintained in trust on behalf of the employee participants, and is made available to the employee participants upon retirement and under certain other circumstances as provided in the Savings Plus Plan. Since employee deferrals of salary and employer contributions made under the Savings Plus Plan are made on a tax deferred basis, employee participants are able to enjoy significant income tax savings by participating in the Savings Plus Plan. Employees are also permitted to direct the investment of their accounts among eleven separate funds, including various fixed income and equity investment funds.

    An employee of the Bank becomes eligible to participate in the Savings Plus Plan on the entry date (January 1, April 1, July 1 or October 1) nearest the date he or she completes 90 days of service. Participants may elect to defer amounts up to 15% of their annual compensation under the Savings Plus Plan, subject to certain limits imposed by law. The Bank matches 50% of compensation deferred up to 6% and may make additional discretionary matching contributions. During the years ended December 31, 2000, 1999 and 1998, the Bank contributed $223,000, $191,000 and $76,000, respectively, to the Savings Plus Plan on behalf of its employees.

    1999 AND 2000 OPTION PLANS. The company's stockholders approved the 1999 Option Plan at the April 26, 1999 Annual Meeting of Stockholders and the 2000 Stock Incentive Plan at the April 24, 2000 meeting. The Plans were designed to improve the growth and profitability of the Company and its subsidiaries by providing employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and its subsidiaries. The Plans provide for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Code ("Incentive Stock Options"), non-qualified stock options and stock appreciation rights (collectively "Awards"). Options to acquire shares of Common Stock will be awarded to officers and key employees of the Company and the Bank with an exercise price in excess of the fair market value of the Common Stock on the date of grant.

    A total of 1,020,390 and 991,822 shares of Common Stock have been reserved for issuance pursuant to the 1999 and 2000 Plans, respectively. The Plans are administered and interpreted by a committee appointed by the Board of Directors ("Committee") that is comprised solely of two or more non-employee directors. Unless sooner terminated, the 1999 Option Plan shall continue in effect for a period of ten years from January 25, 1999, the date the 1999 Option Plan was adopted by the Board of Directors. The 2000 Stock Incentive Plan shall continue in effect for 10 years from September 20, 1999, the date adopted by the Board. Under the Plans, the Committee determines which officers and employees will be granted options, whether such options will be incentive stock options or non-qualified options, the number of shares subject to each option, the exercise price of each option, whether such options may be exercised by delivering other shares of Common Stock and when such options become exercisable. The per share exercise price of both an incentive stock option and a non-qualified stock option shall at least equal the fair market value of a share of Common Stock on the date the option is granted. Subject to certain exceptions, options granted under the Plans shall become vested and exercisable in the manner specified by the Committee.

    PENSION PLAN. The Bank maintains a defined benefit pension plan ("Pension Plan") covering all employees who were Pension Plan participants as of December 31, 1990. All Pension Plan benefits were frozen as of December 31, 1990. In general, the Pension Plan provides for annual benefits payable monthly upon retirement at age 65 in an amount equal to 4.1% of an employee's average annual salary for the five consecutive years as of December 31, 1990 ("Five Year Average Compensation") plus 0.65% of Five Year Average Compensation multiplied by his number of years of service, not in excess of 10 years. Under the Pension Plan, an employee's benefits are 20% vested after three years of service and fully vested after seven years of service. A year of service is any year in which an employee works a minimum of 1,000 hours. Benefits under the Pension Plan are payable for ten years certain and life thereafter commencing at age 65 and are not subject to Social Security offsets. The Bank incurred a net periodic pension (benefit) of $(87,000), (52,000) and $(25,000) in 2000, 1999 and 1998, respectively.

    The following table illustrates annual pension benefits for retirement at age 65 under various levels of compensation and years of service. The figures in the table assume that the Pension Plan continues in its present form and that the participant elect a straight life annuity form of benefit.

       FIVE YEAR AVERAGE               5 YEARS OF         10 YEARS OF         OVER 10 YEARS
          COMPENSATION                  SERVICE             SERVICE            OF SERVICE
       -----------------               ----------         -----------         -------------
$80,000.........................         $18,610            $37,220              $37,220
100,000.........................          23,360             46,720               46,720
120,000.........................          28,110             56,220               56,220
140,000.........................          32,860             65,720               65,720
160,000.........................          37,610             75,220               75,220
180,000.........................          42,360             84,720               84,720
200,000.........................          47,110             94,220               94,220
Over 200,000....................          47,110             94,220               94,220

    The maximum annual compensation which may be taken into account under the Code (as adjusted from time to time by the Internal Revenue Service) for calculating contributions under qualified defined benefit plans currently is $160,000 and the maximum annual benefit permitted under such plans currently is $130,000.

    Ms. Blauschild has three years of credited service and her final compensation earned under such plan as of December 31, 1990 was $95,000.
Messrs. Guenzel, Holmes, Flader, Hundley and Carroll are not participants in the Pension Plan and have no credited service or plan benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the Compensation Committee was at any time during the fiscal year ended December 31, 2000, or at any other time, an officer or employee of the Company.

REPORT OF THE COMPENSATION COMMITTEE

    The members recognize that the Company must attract, retain and motivate the best people to achieve its business objectives. To do so, it must compensate its executives fairly and competitively in the markets in which it competes. The competitive market for executives is primarily banks of a similar asset size located in the Southern California area. The current compensation program permits recognition of individual contribution, business unit results, and overall corporate results. Currently, executive compensation comprises base salary and bonuses.

    BASE SALARY. The Compensation Committee establishes base salaries for executives of the Company by conducting an annual review utilizing salary survey data provided by an external compensation consultant. It is the intention of the Committee to pay base salaries at the average salary paid by competitive banks.

    BONUSES. The bonus portion of the executives' total compensation program is tied to the achievement of specific individual and group corporate results. Because it is the committee's intention to link a significant portion of executive pay to changes in shareholder value, the annual incentive bonus will include annual financial measures that are highly correlated to market indicators, such as Net Income, Earnings per Share, Cash Flow and Return on Equity. Also, the Committee's intention is to offset base salaries which are somewhat more conservative with greater upside potential through annual incentives and stock plans to provide for above average total remuneration in years when the Company has outstanding performance.

    TAX DEDUCTIBILITY. At this point, and for the foreseeable future, the Company does not anticipate problems with tax deductibility of executive compensation. If, in the future, this becomes a concern, the Compensation Committee will revisit the issue.

    STOCK OPTION GRANTS. Restricted stock and stock options to purchase Common Stock were granted to key personnel under the Company's Option Plans. Grants were made to executive officers at an option price in excess of the market value on the date of the grant. The Company's philosophy in granting stock options is primarily to increase executive officer ownership in the Company and as a vehicle for additional compensation. Executive officers are provided with incentives to manage with a view toward maximizing long-term stockholder value. In determining the total number of options to be granted to all recipients, including the executive officers, the Committee considered dilution, number of shares of Common Stock outstanding and the performance of the Company during the immediately preceding year. The Committee sets guidelines for the number of shares available for the granting of stock options to each executive officer based on the total number of options available, an evaluation of competitive data for grants by the comparison group as discussed under the "Base Salary" section above, and the executive officer's salary and position. These stock option grants provide incentive for the creation of stockholder value since the full benefit of the grant to each executive officer can only be realized with an appreciation in the price of the Company's Common Stock.

    CHIEF EXECUTIVE OFFICER'S COMPENSATION. The Committee considered the following factors in determining the base salary for 2000 for Rudolf P. Guenzel, President and Chief Executive Officer of the Company: the Company's success in attaining its profit plan for 2000 as discussed below and the comparative data for comparable bank and thrift holding companies. Based on these factors, the Committee established Mr. Guenzel's base salary at $348,000, which was the same as his 1999 salary level. This placed Mr. Guenzel's base salary below the middle of the peer group.

    For 2000, Mr. Guenzel was eligible to earn a cash bonus of up to 100% of his base salary based on specific measurable and subjective performance goals. The measurable performance goal set for Mr. Guenzel was the attainment of the Company's profit plan. The Committee also considered the subjective assessment of his ability to identify and develop key personnel as well as expressing the leadership and vision to continue the long-term growth of the Company. While the Committee did not assign specific relative weights to those goals, the level of annual bonus is more heavily dependent upon the attainment of the profit plan. For 2000, the Company's earnings decreased from 1999. No bonus has been paid for 2000.

    In February 2000, Mr. Guenzel was awarded 50,618 shares of Restricted Stock of the Company. This award was made in accordance with the guidelines of the Committee referenced above, including specifically the Company's increase in its year-to-date earnings for 1999 and comparison of Mr. Guenzel's overall compensation package with similar positions within the peer group as discussed above.

       Robert W. MacDonald--Chairman
       John F. Davis
       Murray Kalis
       C. Stephen Mansfield

PERFORMANCE GRAPH

    Pursuant to the rules and regulations of the SEC, the graph below compares the performance of the Company's common stock with that of the Nasdaq Composite Index (U.S. Companies) and the Nasdaq Financial Index (U.S. banks and thrifts) from May 13, 1998, the date the Company's common stock began trading on the Nasdaq National Market, through December 31, 2000. The graph is based on the investment of $100 in the Company's common stock at its closing price on May 13, 1998.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                         5/13/98  6/30/98  12/31/98  6/30/99  12/31/99  6/30/00  12/31/00
PBOC Holdings, Inc.          100    96.93     71.93    70.18     66.23    59.65     66.89
NASDAQ - Total US*           100   101.24    118.72   145.64    220.62   215.27    132.74
NASDAQ Financial Index*      100    96.83     91.05    99.83     90.44    78.68     98.83

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of PBOC's common stock as of February 23, 2001, and certain other information with respect to
(i) each person or entity, including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who or which was known to PBOC to be a beneficial owner of more than 5% of the issued and outstanding common stock, (ii) each director of PBOC,
(iii) each executive officer of PBOC and its subsidiaries and (iv) all directors and executive officers of PBOC and its subsidiaries as a group. For a discussion of a potential change in control of the Company, see Item 1. Business--General.

                                                     AMOUNT AND NATURE OF
               NAME OF BENEFICIAL                 BENEFICIAL OWNERSHIP AS OF         PERCENT OF OUTSTANDING
        OWNER OR NUMBER OF PERSONS GROUP            FEBRUARY 23, 2001 (1)                 COMMON STOCK
------------------------------------------------  --------------------------         ----------------------
Trustees of the Estate of Bernice Pauahi                   4,759,848 (2)                      22.9%
  Bishop........................................
  (the "Bishop Estate")
  567 South King Street, Suite 200
  Honolulu, HI 96813
BIL Securities (Offshore) Limited ("BIL").......           1,912,272 (2)                       9.2%
  P.O. Box 5018
  Level 12, Colonial Building
  117 Customhouse Quay
  Wellington, New Zealand
Directors and Executive Officers:
  Rudolf P. Guenzel.............................             600,000 (3)                       2.9%
  J. Michael Holmes.............................             268,153 (4)                       1.3%
  Murray Kalis..................................              30,000 (5)                         *
  Robert W. MacDonald...........................              50,000 (6)                         *
  John F. Davis.................................              33,000 (7)                         *
  William W. Flader.............................             297,715 (8)                       1.4%
  Doreen J. Blauschild..........................              25,651 (9)                         *
  William G. Carroll............................              72,121 (10)                        *
  Richard Delaney...............................                  --                            --
  Carl LoBue....................................              24,665 (11)                        *
  C. Stephen Mansfield..........................                 500                             *
  Ronald S. Crane...............................                  --                            --
  Lisa Alexander................................              22,500 (12)                        *
  Michael Hilton................................              22,500 (13)                        *
  Jeff Tanner...................................              12,500 (14)                        *
                                                           ---------
All directors and executive officers as a group
  (15 persons)..................................           1,459,305 (15)                      7.0%

------------------------

*   Represents less than 1% of the outstanding shares of PBOC common stock.

(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2) On November 1, 2000 and November 7, 2000, the Bishop Estate and BIL respectively entered into contracts with FBOP to sell all of their outstanding shares of PBOC common stock, subject to, among other things, FBOP's receipt of all requisite regulatory approvals. See Item 1, "Business--General."

(3) Includes 3,090 shares held by Mr. Guenzel's spouse and 315, 000 shares which may be acquired by Mr. Guenzel upon the exercise of stock options.

(4) Includes 193,750 shares which may be acquired by Mr. Holmes upon the exercise of stock options.

(5) Includes 25,000 shares which may be acquired by Mr. Kalis upon the exercise of stock options.

(6) Includes 50,000 shares which may be acquired by Mr. MacDonald upon the exercise of stock options.

(7) Includes 8,000 shares which are held by Mr. Davis' children and 25,000 shares which may be acquired by Mr. Davis upon the exercise of stock options.

(8) Includes 119,806 shares held with Mr. Flader's spouse who serves as a co-trustee of a family trust, 14,909 shares held in an individual retirement account and 160,000 shares which may be acquired by Mr. Flader upon the exercise of stock options.

(9) Includes 23,833 shares which may be acquired by Ms. Blauschild upon the exercise of stock options.

(10) Includes 3,273 shares held in Mr. Carroll's spouse's individual retirement account and 68,833 shares which may be acquired by Mr. Carroll upon the exercise of stock options.

(11) Includes 7,840 shares held in an individual retirement account by Mr. LoBue's spouse and 4,485 shares which are held by Mr. LoBue's son.

(12) Includes 22,500 shares which may be acquired by Ms. Alexander upon the exercise of stock options.

(13) Includes 22,500 shares which may be acquired by Mr. Hilton upon the exercise of stock options.

(14) Includes 12,500 shares which may be acquired by Mr. Tanner upon the exercise of stock options.

(15) Includes 918,916 shares which may be acquired by all directors and executive officers of the PBOC as a group upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    In accordance with applicable laws and regulations, the Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. All such loans to directors and executive officers were current as of December 31, 2000.

    Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as the Bank, to its executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties, unless the loans are made pursuant to a benefit or compensation program that
(i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over the employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

    The Bank utilizes Kalis and Savage Advertising for routine and customary marketing services of which Murray Kalis, a director of the Company, is Chairman and Creative Director. A total of $140,401 was paid as commissions and charges to that firm by the Bank in 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX

                        (a)       Document filed as part of this Report.

                        (1)       The Consolidated Financial Statements are contained herein as listed on the "Index" on page 55 hereof.

                        (2)       All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they
                                  are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                        (3)(a)    The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.                     DESCRIPTION
---                     -----------
        3.1             Amended and Restated Certificate of Incorporation of PBOC
                        Holdings, Inc.(1/)

        3.2             Bylaws of PBOC Holdings, Inc.( 4/)

        4               Stock Certificate of PBOC Holdings, Inc.(2/)

       10.1             Employment Agreement between PBOC Holdings, Inc., People's
                        Bank of California and Rudolf P. Guenze1(1/)

       10.1.1           Amendment to Employment Agreement between PBOC Holdings,
                        Inc., People's Bank of California and Rudolf P. Guenzel(4/)

       10.2             Employment Agreement between PBOC Holdings, Inc., People's
                        Bank of California and J. Michael Holmes.(1/)

       10.1.2           Amendment to Employment Agreement between PBOC Holdings,
                        Inc., People's Bank of California and J. Michael Holmes(4/)

       10.2             Employment Agreement between PBOC Holdings, Inc., People's
                        Bank of California and William W. Flader(1/)

       10.3.1           Amendment to Employment Agreement between PBOC Holdings,
                        Inc., People's Bank of California and William W. Flader(4/)

       10.4             Employment Agreement between the People's Bank of California and Doreen J. Blauschild(2/)

       10.5             Deferred Compensation Plan(1/)

NO.                     DESCRIPTION
---                     -----------
       10.6             Grantor Trust(1/)

       10.7             Shareholder Rights Agreement(1/)

       10.8             Stockholders' Agreement(1/)

       10.9             1999 Stock Option Plan(3/)

       10.10            Agreement and Plan of Merger between PBOC Holdings, Inc.,
                        People's Bank of California, BYL Bancorp and BYL Bank Group,
                        dated November 1, 2000.(5/)

       10.11            Agreement and Plan of Merger between PBOC Holdings, Inc.,
                        FBOP Corporation and FBOP Acquisition Company, dated
                        December 8, 2000.(6/)

       21               Subsidiaries of the Registrant -- Reference is made to "Item
                        1. Business" for the required information

       23.1             Consent of KPMG LLP

       99.1             Charter of the Audit Committees of the Board of Directors of
                        PBOC Holdings, Inc. and People's Bank of California.

       99.2             Consolidated and amended class action complaint -- In Re
                        PBOC Holdings, Inc. Shareholders Litigation, Delaware Court
                        of Chancery Consol. C.A. No. 18543

------------------------

(1/)  Incorporated by reference from the Form 10-K for the fiscal year ended
     December 31, 1998 as filed on March 22, 1999 (File No. 000-24215).

(2/)  Incorporated by reference from the Registration Statement on Form S-1
     (Registration No. 333-48397) filed by the Registrant with the SEC on March 20, 1998, as amended.

(3/) Incorporated by reference from the Proxy Statement on Schedule 14A as filed on March 22, 1999 (File No.000-24215)

(4/)  Incorporated by reference from the Form 10-Q for the six months ended
     June 30, 2000, as filed on August 11, 2000 (File No. 000-24215)

(5/)  Incorporated by reference from the Form 8-K, as filed on November 3, 2000
     (File No. 000-24215).

(6/)  Incorporated by reference from the Form 8-K, as filed on December 12, 2000
     (File No. 000-24215).

(3)(b) Reports filed on Form 8-K.

    A current report on Form 8-K dated December 8, 2000, was filed with the Securities and Exchange Commission and reported that the Company had entered into an Agreement and Plan of Merger with FBOP Corporation. See Note 2 to the Notes to the Financial Statements, herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       By:  /s/ RUDOLF P. GUENZEL
                                                            -----------------------------------------
                                                            Name: Rudolf P. Guenzel
                                                            Title:  President and Chief Executive
                                                            Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       President and Chief
                /s/ RUDOLF P. GUENZEL                    Executive Officer and
     -------------------------------------------         Director (Principal          March 20, 2001
                  Rudolf P. Guenzel                      Executive Officer)

                                                       Senior Executive Vice
                                                         President and Chief
                /s/ J. MICHAEL HOLMES                    Financial Officer
     -------------------------------------------         (Principal Financial and     March 20, 2001
                  J. Michael Holmes                      Accounting Officer) and
                                                         Director

                  /s/ MURRAY KALIS
     -------------------------------------------       Director                       March 20, 2001
                    Murray Kalis

               /s/ ROBERT W. MACDONALD
     -------------------------------------------       Director, Chairman of the      March 20, 2001
                 Robert W. MacDonald                     Board

                  /s/ JOHN F. DAVIS
     -------------------------------------------       Director                       March 20, 2001
                    John F. Davis

                 /s/ RICHARD DELANEY
     -------------------------------------------       Director                       March 20, 2001
                   Richard Delaney

                   /s/ CARL LOBUE
     -------------------------------------------       Director                       March 20, 2001
                     Carl LoBue

              /s/ C. STEPHEN MANSFIELD
     -------------------------------------------       Director                       March 20, 2001
                C. Stephen Mansfield

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

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
                                                       President and Chief Executive
               /s/ RUDOLF P. GUENZEL,                    Officer and Director
     -------------------------------------------         (Principal Executive
                  Rudolf P. Guenzel                      Officer)                      March 20, 2001

                                                       Senior Executive Vice
                                                         President and Chief
                /s/ J. MICHAEL HOLMES                    Financial Officer
     -------------------------------------------         (Principal Financial and
                  J. Michael Holmes                      Accounting Officer) and
                                                         Director                      March 20, 2001

                  /s/ MURRAY KALIS
     -------------------------------------------       Director
                    Murray Kalis                                                       March 20, 2001

               /s/ ROBERT W. MACDONALD
     -------------------------------------------       Director, Chairman of the
                 Robert W. MacDonald                     Board                         March 20, 2001

                  /s/ JOHN F. DAVIS
     -------------------------------------------       Director
                    John F. Davis                                                      March 20, 2001

                 /s/ RICHARD DELANEY
     -------------------------------------------       Director
                   Richard Delaney                                                     March 20, 2001

                   /s/ CARL LOBUE
     -------------------------------------------       Director
                     Carl LoBue                                                        March 20, 2001

              /s/ C. STEPHEN MANSFIELD
     -------------------------------------------       Director
                C. Stephen Mansfield                                                   March 20, 2001